Form 10QSB
period 1996-06-30
WPI GROUP INC
filed 1996-08-13
CIK 881771

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM  10 QSB

(Mark One)

              /XX/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30,1996

             /  / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________.


Commission File Number:    0-19717

                                WPI GROUP,  INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


                           NEW HAMPSHIRE                                                 02-0218767
- ------------------------------------------------------------------      ---------------------------------------
(State or other jurisdiction of incorporation or organization)          (I.R.S. Employer Identification Number)


    1155 Elm Street, Manchester, New Hampshire                                              03101
- --------------------------------------------------------                ---------------------------------------
      (Address of principal executive offices)                                            (Zip Code)



Issuer's telephone number including area code:          (603) 627-3500

_______________________________________________________________________________
                (Former name, former address, and former fiscal year,
                              if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X   No ______

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes ______ No _______

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

    Class                                    Outstanding as of August 1 , 1996
    -----                                    ---------------------------------
    Common stock, par value $.01             5,926,789 shares

Transitional Small Business Disclosure Format (check one);    Yes _______
No    X

                                WPI GROUP, INC.


                                     INDEX

                                                             PAGE NO.

PART  I - FINANCIAL INFORMATION


             Item 1. Consolidated Financial Statements

                             Consolidated Balance Sheets                                           3
                             - June 30, 1996 and September 24, 1995

                             Consolidated Statements of Income                                     4
                             - Three months ended June 30,1996 and June 25, 1995
                             - Nine months ended June 30,1996 and June 25, 1995

                             Consolidated Statements of Cash Flows
                             - Nine months ended June 30,1996 and June 25, 1995                    5

                             Notes to Consolidated Financial Statements                            7


             Item 2. Management's Discussion and Analysis of Financial Condition                   8
                       and Results of Operations




PART II. - OTHER INFORMATION


             Item 6. Exhibits and Reports on Form 8-K                                              9


SIGNATURES                                                                                        10

                                WPI GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                             September 24,          June 30,
                                                               1995 (1)               1996
                                                             -------------         ----------
                                                                                   (Unaudited)

ASSETS

CURRENT ASSETS

  Cash and equivalents                                         $    29,664         $   176,570
  Accounts receivable - net of allowance for
    doubtful accounts of $217,000 and $335,145
    respectively                                                 4,490,477           9,131,732
  Accounts receivable - other                                      146,145           3,376,177
  Inventories                                                    3,748,601           6,170,370
  Prepaid expenses and other current assets                        118,607             192,225
  Prepaid income taxes                                             505,000             505,000
  Refundable income taxes                                          101,093                --
                                                               -----------         -----------
  Total current assets                                           9,139,587          19,552,074

PROPERTY, PLANT AND EQUIPMENT
  at cost less accumulated depreciation                          6,857,475           7,350,165
OTHER ASSETS, net                                                6,383,275           9,060,312
                                                               -----------         -----------

                                                               $22,380,337         $35,962,551
                                                               ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                             $ 1,484,470         $ 3,702,315
  Accrued expenses                                               1,029,424           2,267,478
  Accrued income taxes                                                --               306,409
                                                               -----------         -----------
      Total current liabilities                                  2,513,894           6,276,202

NOTE PAYABLE TO BANK                                             1,123,308           8,625,000
NON-COMPETE AGREEMENT                                               65,000              30,000
DEFERRED INCOME TAXES                                            1,367,000           1,367,000

COMMITMENTS
STOCKHOLDERS' EQUITY:

  Common stock, $.01 par value; authorized
  20,000,000 shares, issued 5,687,850
  and 5,926,759 respectively.                                       56,878              59,268
  Additional paid-in capital                                    12,959,646          13,534,884
  Retained earnings                                              4,294,611           6,070,197
                                                               -----------         -----------

      Total stockholders equity                                 17,311,135          19,664,349
                                                               -----------         -----------

                                                               $22,380,337         $35,962,551
                                                               ===========         ===========


(1) Derived from WPI Group, Inc.'s audited September 24, 1995 financial statements.

                       See notes to financial statements

                                WPI GROUP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

                                            Three Months Ended              Nine Months Ended
                                         June 25,        June 30,        June 25,        June 30,
                                           1995            1996            1995            1996
                                        ----------      -----------     -----------     -----------
NET SALES                               $7,054,323      $12,655,422     $18,265,111     $33,003,591

COST OF GOODS SOLD                       4,225,249        7,892,902      11,177,450      20,086,060
                                        ----------      -----------     -----------     -----------

GROSS PROFIT                             2,829,074        4,762,520       7,087,661      12,917,531
                                        ----------      -----------     -----------     -----------

OPERATING EXPENSES:

  Research and new product
    development                            420,749        1,038,104       1,091,946       2,471,985
  Selling, general and
    administration                       1,787,943        2,727,647       4,844,662       7,576,963
                                        ----------      -----------     -----------     -----------

        Total operating expense          2,208,692        3,765,751       5,936,608      10,048,948
                                        ----------      -----------     -----------     -----------

OPERATING INCOME                           620,382          996,769       1,151,053       2,868,583
                                        ----------      -----------     -----------     -----------
OTHER INCOME (EXPENSE):
  Interest income                            2,361            3,984          14,905          15,067
  Miscellaneous income                       4,993           18,457          49,791          77,896
  Interest expense                         (54,899)        (100,134)        (79,317)       (350,960)
                                        ----------      -----------     -----------     -----------

INCOME BEFORE PROVISION FOR
  INCOME TAXES                             572,837          919,076       1,136,432       2,610,586

PROVISION FOR INCOME TAXES                 217,000          268,000         431,000         835,000
                                        ----------      -----------     -----------     -----------

NET INCOME                              $  355,837      $   651,076     $   705,432     $ 1,775,586
                                        ==========      ===========     ===========     ===========

NET INCOME PER WEIGHTED
  AVERAGE NUMBER
  OF COMMON SHARES -
  PRIMARY AND FULLY
  DILUTED                               $      .06      $       .11     $       .12     $       .30
                                        ==========      ===========     ===========     ===========

Weighted Average Common
Shares and Equivalents
Outstanding                              5,810,338        6,066,953       5,812,099       5,973,851
                                        ==========      ===========     ===========     ===========


                       See notes to financial statements

                                WPI GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                        Nine Months Ended
                                                    ------------------------------
                                                     June 25,           June 30,
                                                       1995               1996
                                                    ----------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                        $   705,432        $  1,775,586
                                                   -----------        ------------
   Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                     912,963           1,326,503
   Changes in current assets and liabilities
   net of assets acquired
     Accounts receivable                              (742,671)         (2,905,084)
     Accounts receivable - other                        53,796          (3,230,032)
     Inventories                                    (1,585,353)           (495,814)
     Prepaid expenses and other current assets        (114,062)            124,387
     Accounts payable                                  665,313           1,307,575
     Accrued expenses                                 (132,163)            234,910
     Accrued income taxes                              393,216             306,409
                                                   -----------         -----------
        Total adjustments                             (548,961)         (3,331,146)
                                                   ===========         ===========
   Net cash provided by (used in)
   operating activities                                156,471          (1,555,560)
                                                   ===========         ===========


CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in notes payable                         1,271,946           5,582,225
   Decrease in long-term liabilities                   (42,500)         (3,180,000)
    Proceeds from issuance of common stock               8,621              42,297
    Proceeds from exercise of stock options              3,883             535,331
   Repurchase of common stock, options and
    warrants                                          (375,369)               --
                                                   -----------         -----------
    Net cash provided by financing activities          866,581           2,979,853
                                                   ===========         ===========


CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment          (737,256)           (643,564)
  Payments of Micro Processor Systems, Inc.
   accrued acquisition costs, net of cash received        --              (190,646)
  Payments of Termiflex accrued acquisition costs      (37,025)               --
  Payments of MicroPalm accrued acquisition costs     (637,022)           (122,856)
   Increase in other assets                           (217,835)           (320,321)
                                                   -----------         -----------
     Net cash used for investing activities         (1,629,138)         (1,277,387)
                                                   ===========         ===========

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                           (606,086)            146,906

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                                    644,926              29,664

CASH AND CASH EQUIVALENTS, END OF PERIOD           $    38,840         $   176,570
                                                   -----------         -----------
SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:
 Income taxes paid                                     25,000              479,591
 Interest paid                                         68,072              368,347






                       See notes to financial statements

                                WPI GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)



SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING ACTIVITIES:

                                                                Nine Months Ended
                                                          June 25,          June 30,
                                                            1995              1996
                                                          --------------------------
On November 10, 1995 the Company acquired the
common stock of Micro Processor Systems, Inc. (MPSI)
and subsidiary for $1 in cash plus the assumption of
agreed upon liabilities:

  Fair value of assets acquired                            $   -           $7,398,285
  Cash paid and expenses incurred of $510,001                  -             (510,001)
                                                           --------        ----------
  Liabilities assumed                                      $   -           $6,888,284
                                                           ========        ==========



                      See notes to financial statements

                                WPI GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

    The financial statements for the three months and nine months ended June 30, 1996 and June 25, 1995 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission (File No. 0-19717), which included financial statements for the years ended September 24, 1995 and September 25, 1994.

    The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full fiscal year.


2.  INVENTORIES

    Inventory consists of:                                           September           June
                                                                      24, 1995         30, 1996
                                                                     ----------        ----------
    Raw Materials                                                    $2,703,790        $4,063,546
    Work in Process                                                     828,769         1,452,761
    Finished Goods                                                      216,042           654,063
                                                                     ----------        ----------

         Total                                                       $3,748,601        $6,170,370
                                                                     ==========        ==========



3.  ACQUISITION

    The following summarized, unaudited proforma results of operations for the nine months ended June 25, 1995 and June 30, 1996, assume the acquisition of Micro Processor Systems, Inc. occurred as of the beginning of respective periods (dollars in thousands except per share amounts).


                                                                     June             June
                                                                   25, 1995         30, 1996
                                                                   ---------        ---------
    Pro-Forma Net Sales                                            $ 27,657         $ 34,087
    Pro-Forma Net Income                                                229            1,182
    Pro-Forma Net Income Per Common Share                               .04              .20
    Pro-Forma Weighted Average Common Shares
    And Equivalents, Outstanding                                      5,812            5,974

    The unaudited proforma results are not necessarily indicative of either actual results of operations that would have occurred had the acquisition been made at beginning of fiscal 1995 or future results.

4.  SUBSEQUENT EVENT

    On July 16, 1996, the company acquired Oyster Terminals Limited of Newport, Gwent, Wales in the United Kingdom for approximately $12 million in cash, plus liabilities assumed of approximately $2 million.

                                WPI GROUP, INC.

                                    ITEM  2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis by management is provided to identify certain significant factors that affected the Company's financial position and operating results during the periods included in the accompanying financial statements.


RESULTS OF OPERATIONS

Net sales increased approximately $14,738,000 or 81% during the nine months ended June 30, 1996 compared to the corresponding period in the prior year. The increase in revenues was due primarily to internal growth through additional sales in our targeted markets and the acquisition of Micro Processor Systems, Inc. (MPSI).

Gross profit increased approximately $5,830,000 or 82% during the nine months ended June 30, 1996 compared to the same period a year earlier. As a percentage of net sales, gross profit was 39% for the nine month periods this year and last year.

Research and new product development expenses increased to $2,472,000 for the nine months ended June 30 , 1996 compared to $1,092,000 a year ago. The increase was attributed to additions to engineering staff and the MPSI acquisition.

Selling, general and administration expenses increased to $7,577,000 for the nine months ended June 30, 1996 compared to $4,845,000 in the first nine months of fiscal 1995. This is primarily due to higher sales commissions, payroll and computer related costs and the MPSI acquisition .

Income before provision for income taxes increased to $2,611,000 in the nine months ended June 30, 1996 compared to $1,136,000 for the same period last year. This increase is due primarily to increased sales.

The Company's combined federal and state income tax rates, as a percentage of pre-tax income, were 32% and 38% for the nine months ended June 1996 and 1995, respectively. The reduction in 1996 reflects increased DISC benefits resulting from increased international sales.

On December 29, 1995 the company had a fire at its Warner facility administrative offices. Employees moved in to the new administrative offices on March 1, 1996. In management's opinion, the company maintains adequate aggregate insurance coverage for both property damage and business interruption for all its facilities. The complete insurance claim has not been submitted at this time, but the company has recorded a receivable representing various costs to be recovered from insurance less the amount received through June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $13,276,000 at June 30, 1996 compared to $6,626,000 at September 24, 1995. Part of the increase in working capital was due to increased receivables, the acquisition discussed above and borrowings against the company's line of credit.

The Company's management believes it has sufficient working capital to meet its liquidity needs.

                                WPI GROUP, INC.

                          PART II - OTHER INFORMATION



ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

         A.  Exhibits

                Exhibit 27 - Financial Data Schedule for nine months ended June
                             30, 1996. (This exhibit is filed electronically and not included with printed copies of this form.)


         B.  Reports on Form 8-K

                None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.


                                       WPI GROUP, INC.
                                       (Registrant)





Date: August 13 , 1996                 By: /s/ Dennis M. Deegan
                                          -----------------------------------
                                           Dennis M. Deegan
                                           President, and
                                           Chief Operating Officer





Date: August 13 , 1996                 By:  /s/ Charles F. Johnson
                                          -----------------------------------
                                            Charles F. Johnson
                                            Vice President and,
                                            Chief Financial Officer