Form 10KSB
period 1996-09-29
WPI GROUP INC
filed 1996-12-20
CIK 881771

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended September 29, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

    For the transition period from _______ to ________

Commission file number 0-19717

                                 WPI GROUP, INC.
                                 ---------------
                 (Name of small business issuer in its charter)

 New Hampshire                                         02-0218767
 -------------                                         ----------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                    Identification Number)

1155 Elm Street, Manchester, New Hampshire                    03101
------------------------------------------                    -----
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number: (603) 627-3500
                           --------------

Securities registered under Section 12(b) of the Act: None
                                                      ----

Securities registered under Section
12(g) of the Act:                        Common Stock, par value $.01 per share
                                         --------------------------------------
                                                    (Title of Class)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                   ---    ---

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this form 10-KSB, or any amendment to this Form 10-KSB [ ]

Issuer's revenues for its most recent fiscal year were $47,498,058.

As of December 5, 1996, the aggregate market value of the 5,057,958 outstanding shares of voting stock held by non-affiliates of the issuer was $37,934,685.

As of December 5, 1996, 5,952,922 shares of the Issuer's Common Stock, par value $.01 per share, were issued and outstanding.


                       Documents Incorporated by Reference
                       -----------------------------------

      Portions of the following documents are incorporated by reference in this report Form 10-KSB:

1) Annual Report to Shareholders for fiscal year ended September 29, 1996 (Part II).

2) Proxy Statement dated December 12, 1996 for the Issuer's Annual Shareholder's Meeting to be held on February 12, 1997 (Part III).

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS
-------------------------------

GENERAL
-------

WPI Group, Inc. is a diversified technology company serving a number of commercial markets worldwide. The Company is organized into two operating groups: the Information Solutions Group which develops, manufactures and markets rugged, hand-held, programmable terminals, as well as DOS and Windows-based computers, diagnostic tools and expert decision support and diagnostic software; and the Power Solutions Group which designs, manufactures and markets electronic ballasts, electro-mechanical linear actuators (solenoids), transformers and power systems.

The Company was incorporated in New Hampshire in 1948 and its corporate headquarters are located at 1155 Elm Street, Manchester, New Hampshire, 03101. The Company's telephone number is (603) 627-3500.

Information Solutions Group
---------------------------

The Information Solutions Group, consisting of WPI Termiflex, Inc., WPI Micro Processor Systems, Inc., WPI DecisionKey, Inc. and WPI Oyster Terminals, Limited designs, manufactures and markets programmable DOS-based terminals and hand-held computers used in telecommunications, utilities and industrial automation applications; and diagnostic tools, expert decision support and diagnostic software, and other devices used in the transportation and other industries.

Power Solutions Group
---------------------

The Power Solutions Group, consisting of WPI Electronics, WPI Power Systems and WPI Magnetec, produces large magnetic transformers and power systems used in elevators, thermal processing and industrial microwave applications; solenoids used in industries such as instant photography, dot matrix printers and ground fault safety devices; and electronic lamp ballasts used to power arc lamps used in multi-media projection equipment, medical endoscopes, entertainment, track and security lighting applications.

BUSINESS DEVELOPMENT
--------------------

The Company's mission is to grow its business, both internally and through acquisitions of complementary business and product lines. Internally, the Company grows its business by delivering products to targeted niche markets using its engineering expertise, high quality manufacturing and reliable service and support to its customers. The Company seeks to provide innovative, cost-effective solutions to its customers' requirements in specialized growing markets.

In September 1993 the Company acquired the solenoid product line from Magnetec Corporation, a Connecticut-based manufacturer of dot matrix printers.

In May 1994, the Company completed the acquisition of all of the outstanding stock of Termiflex Corporation, a Merrimack, New Hampshire-based manufacturer of very rugged hand-held and panel-mounted programmable terminals. The acquisition allowed the Company to expand into the rapidly growing market for industrial information solutions. Later that year in September 1994, the Company acquired all of the outstanding stock of Micro Palm Computers, Inc., a Clearwater, Florida-based manufacturer of rugged, DOS/386 compatible hand-held PC's designed for use in hostile, field-based applications. Micro Palm's operations were moved to Termiflex's Merrimack, New Hampshire facility in 1994.

In November 1995 the Company acquired all of the outstanding stock of Micro Processor Systems, Inc. ("MPSI"), a Michigan-based manufacturer of diagnostic and information related systems and equipment, including Windows[Registered Trademark] based computers, for the automotive and heavy duty vehicle industries. Included in that acquisition was AI Squared (now known as WPI DecisionKey, Inc.), a developer and marketer of advanced diagnostic and decision support software. These acquisitions gave the Company a significant presence in the growing market for information systems in the transportation industry.

In July 1996 the Company acquired all of the outstanding stock of Oyster Terminals Limited, a U.K.-based manufacturer of rugged hand-held terminals, including RF terminals, used in a variety of industries. Oyster is widely-known in Europe and the United States for the wide variety of options available on its standard terminals and for its ability to customize for unique applications.

PRODUCT DEVELOPMENT
-------------------

Management believes that its commitment to product development in its Information Solutions and Power Solutions groups is a critical element of its strategy aimed at exploiting niche markets. The Company's product development activities are focused on the design of products identified by both its customers and its sales and marketing groups. A key element of the Company's product development activities is the enhancement of product offerings based on its existing technologies.

RESEARCH AND PRODUCT DEVELOPMENT
--------------------------------

The Company charged to operations approximately $954,000, $1,509,000 and $2,940,000 for research and new product development in fiscal 1994, 1995 and 1996, respectively. Expenditures on research and new product development represented 5.6%, 5.8% and 6.2% of net revenues in fiscal 1994, 1995 and 1996, respectively. These charges represent the Company's continuing efforts to develop new technologies for future products.

CUSTOMERS
---------

For the year ended September 29, 1996, two customers accounted for 11% and 10%, respectively, of total Company sales. For the years ended September 24, 1995 and September 25, 1994, one of these customers accounted for 12% and 17%, respectively, of total Company sales.

PATENTS AND PROPRIETARY INFORMATION
-----------------------------------

The Company has a number of United States and foreign patents on certain products. The Company also relies on trade secrets, in-house expertise and technological advancement to maintain its competitive position.

The Company does not believe patent protection to be significant to its current operations. However, the Company considers its patents to be a strong deterrent against unauthorized copying of its products and key product attributes. The Company believes in vigorously protecting its rights under its patents.

Similarly, the Company and its subsidiaries have certain registered trademarks, none of which are considered significant to current operations.

COMPETITION
-----------

Lamp Ballasts
-------------

The major competitive factors in the lamp ballast market are performance features, reliability, physical design characteristics and cost. The Company's principal competition in this market segment has been from manufacturers of magnetic lamp ballasts and manufacturers of lighting equipment using arc lamps who manufacture their own lamp ballasts.

The Company has very limited competition in the market for ballasts in endoscopes incorporating metal halide arc lamps. The Company's principal sources of competition in the metal halide lamp ballast market outside of endoscopes are manufacturers of magnetic lamp ballasts. In such applications where cost is a more important factor than flicker-free illumination and size and weight, magnetic lamp ballasts are often preferred over the Company's electronic Safe-Arc ballast.

The Company has developed and is presently selling a line of xenon lamp ballasts for use in the medical endoscope and entertainment market in order to enhance its competitive position and increase its market share. There are companies presently selling xenon ballasts. These companies primarily sell their ballasts as a component of a light source and principally serve lower volume users who do not have the resources or capability to design their own complete light source.

While the Company currently has very limited competition in the electronic metal halide ballast market, there can be no assurance that the Company will not face effective competition in the future from parties who may have greater resources than the Company.

Custom Electronic Power Supplies and Power Systems
--------------------------------------------------

The Company has established competitors in the markets for custom electronic power supplies and power systems. The major competitive factors in those markets are applications knowledge, product reliability and fully integrated design and manufacturing. Certain competitors in the custom electronic power supply market may have greater financial, technological and marketing resources than the Company.

Electro-Mechanical Linear Actuators (Solenoids)
-----------------------------------------------

The Company has several established competitors in the market for solenoids, some of which are larger than the Company and some of which are smaller than the Company. The major competitive factors in the market for solenoids are reliability, applications knowledge, delivery schedule and price. The Company believes that it competes favorably against its competitors with respect to each of those factors. Reliability is a key competitive factor because while the price of a solenoid is relatively small in relation to the components that go into a product, the failure of the solenoid will, in most cases, render the entire product in which it is incorporated unusable. Certain competitors in the solenoid market may have greater financial, technical and marketing resources than the Company.

Programmable and DOS-based, Hand-Held Terminals and Computers
-------------------------------------------------------------

The major competitive factors in the programmable and DOS-based hand-held terminals and computer markets are product performance, custom features, software support and ruggedness. The Company has several competitors in specified niche markets. The data entry terminal market is served by companies with significantly greater resources than the Company, which have developed terminals to complement their own product line and to be sold as a stand-alone product. Many of the Company's potential customers now satisfy their control panel needs by designing and producing their own packaged units or conventional terminals. Management believes that the Company competes effectively in this market by offering products that are rugged and easily customized and by providing excellent customer service.

Diagnostic Systems, Computers, Software and Other Devices
---------------------------------------------------------

Currently these products are sold primarily to the transportation industry. The major competitive factors in this market include product features, portability, product knowledge and customer service. The Company has a number of competitors in certain segments of the transportation market. Some of the competitors have significantly greater resources than the Company. Management believes that the Company competes effectively in these markets by offering innovative, rugged and portable products and by providing excellent customer service.

EMPLOYEES
---------

The Company employs 402 people, 231 of whom work in manufacturing, 59 of whom work in administration, 62 of whom work in product development and 50 of whom work in sales and marketing. None of the Company's employees are represented by a union, and management believes that the Company's employee relations are good.


ITEM 2. DESCRIPTION OF PROPERTY
-------------------------------

The Company currently owns and operates in properties located in Warner and Merrimack, New Hampshire and Newport, Wales, U.K.. The Warner property is comprised of approximately 80,000 square feet of modern facilities. The Merrimack property is comprised of approximately 38,000 square feet of modern facilities. The Newport property is comprised of approximately 10,000 square feet of manufacturing facilities. The Company leases approximately 17,000 square feet of modern facilities in Sterling Heights, Michigan. The Company leases approximately 10,000 square feet of office space in Manchester, New Hampshire which houses its corporate offices, approximately 3,000 square feet in Newport, Wales, U.K. which houses sales and marketing offices and approximately 500 square feet of office space in Tampa, Florida, which houses sales offices. The Company believes that its existing space is adequate for its current needs.

ENVIRONMENTAL PROTECTION
------------------------

The Company believes that its manufacturing operations and properties are in material compliance with existing federal, state and local provisions enacted to protect the environment. Such compliance has been achieved without material effect on the Company's earnings or competitive position.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

The Company is not a party to any litigation that in management's opinion would have a material adverse effect upon the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

Not applicable.


                                     PART II

ITEM 5. MARKET FOR ISSUER'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------

The information required by this item is incorporated herein by reference to the information captioned "Corporate Information" and "Shareholder Information" on the inside back cover of the Issuer's Annual report to Shareholders for the fiscal year ended September 29, 1996 (the "1996 Annual Report").

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

The information required by this item is incorporated herein by reference to the information captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 13 of the 1996 Annual Report.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

The financial statements of the Issuer required by this item are incorporated herein by reference to pages 14 through 23 of the 1996 Annual Report.


                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE ISSUER
------------------------------------------------------

(a) DIRECTORS. The information with respect to directors required by this item is incorporated herein by reference to pages 2 and 3 of the Issuer's Proxy Statement dated December 12, 1996 for the annual shareholders meeting to be held on February 12, 1997 (the "1996 Proxy Statement").

(b) EXECUTIVE OFFICERS. The information with respect to executive officers required by this item is set forth below:

                        EXECUTIVE OFFICERS OF THE ISSUER

NAME                     AGE     POSITION WITH THE COMPANY
----                     ---     -------------------------

Michael Foster           61      Chairman of the Board of Directors and
                                 Chief Executive Officer

Dennis M. Deegan         52      President and Chief Operating Officer

Dr. John K. Allen        44      Vice President, Power Solutions Group

Karen S. Hebert          36      Vice President, Human Resources

Timothy G. Jones         52      Vice President, Information Solutions
                                 Group

Michael B. Tule          35      Vice President, General Counsel and
                                 Secretary

Michael Foster, Chairman of the Board of Directors and Chief Executive Officer, led the leveraged buy-out of the Company from Walker Magnetics Group, Inc. in October 1988.

Dennis M. Deegan has served as President and Chief Operating Officer of the Company since June 1996. From October 1988 to June 1996, Mr. Deegan served as Executive Vice President, Treasurer and Chief Financial Officer.

Dr. John K. Allen has served as Vice President, Power Solutions Group since November 1995. From August 1995 he served as Corporate Vice President of Planning and Development. From December of 1994 to August 1995, he served as Director of Planning and Development. From 1985 to December 1994, Dr. Allen was President of his own consulting firm, Allen Associates.

Karen S. Hebert has served as Vice President of Human Resources since August 1995. From November 1993 to August 1995, she served as Director of Human Resources. From 1987 until 1993, Ms. Hebert served as Manager of Human Resources with the Company.

Timothy G. Jones has served as Vice President, Information Solutions Group since November 1995. Prior to this date, Mr. Jones served as Assistant to the Chairman. From 1993 to 1995, Mr. Jones was President of Ionic Fuel Technology, Inc. From 1991 to 1995, Mr. Jones was President of Plume & Atwood, Inc..

Michael B. Tule has served as Vice President and General Counsel of the Company since March 1996. Mr. Tule has served as Secretary since December 1994. From 1987 to 1996, Mr. Tule was an attorney at McLane, Graf, Raulerson & Middleton, Professional Association.


ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

The information required under this item is incorporated herein by reference to pages 5, 6 and 7 of the 1996 Proxy Statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

The information required by this item is incorporated herein by reference to page 3 of the 1996 Proxy Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

None.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
------------------------------------------------------------------------

(a)       Documents filed as part of the Report:

            (1) Financial Statements of the Issuer and Report of Independent Public Accountants thereon incorporated herein by reference to pages 14 through 23 of the 1996 Annual Report.

                  Consolidated Balance Sheets, September 29, 1996 and September 24, 1995.

                  Consolidated Statements of Income for the Years Ended September 29, 1996 and September 24, 1995.

                  Consolidated Statements of Stockholder's Equity for the Years Ended September 29, 1996 and September 24, 1995.

                  Consolidated Statements of Cash Flows for the Years Ended September 29, 1996 and September 24, 1995.

                  Notes to Consolidated Financial Statements.

                  Report of Independent Public Accountants.

            (2)   Exhibits:

                  Incorporated by reference to the Exhibit Index at the end of this report.

      (b) The Issuer has filed the following reports on Form 8-K since the beginning of the quarter ended September 29, 1996:

                  NONE

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                                WPI GROUP, INC.

December 20, 1996                               By: /s/ Michael Foster
                                                    --------------------
                                                    Chairman


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer in the capacities and on the dates indicated.

Signature                 Title                               Date
---------                 -----                               ----

/s/ Michael Foster        Director, Chairman                  December 20, 1996
------------------        and Chief Executive Officer
                          (Principal Executive Officer)


/s/ Dennis M. Deegan      Director, President and             December 20, 1996
--------------------      Chief Operating Officer
                          (Principal Financial and
                          Accounting Officer)


/s/ Peter D. Danforth     Director                            December 20, 1996
----------------------
Peter D. Danforth


/s/ Paul G. Giovacchini   Director                            December 20, 1996
-----------------------
Paul G. Giovacchini


/s/ Dennis M. Deegan for  Director                            December 20, 1996
------------------------
Irving Gutin *


/s/ Robert C. McCray      Director                            December 20, 1996
--------------------
Robert C. McCray


/s/ Bernard H. Tenenbaum  Director                            December 20, 1996
------------------------
Bernard H. Tenenbaum




* By power of attorney

                                  EXHIBIT INDEX

      Certain of the following exhibits, designated with an asterisk (*) are filed herewith. The exhibits not designated have been previously filed with the Commission and are incorporated herein by reference to the documents indicated following the descriptions of such exhibits.

                                                                    Page No.
   Exhibit No.   Description                                    Of Paper Filing
   -----------   -----------                                    ---------------


    * 3.1        Amended and Restated Articles of Incorporation of
                 WPI Group, Inc.

      3.2 Bylaws of WPI Group, Inc. are incorporated by reference to Exhibit 3.2 of the Registrant's Registration on Form S-4 filed with the Commission on February 22, 1994, Registration No. 33-75656.


      4.1 Revolving Line of Credit Promissory Note, dated October 24, 1995 is incorporated by reference to
                 Exhibit 4.8 of the Registrant's Report on Form 10-KSB for the year ended September 24, 1995.


      4.2 Commercial Loan Agreement, dated October 24, 1995, is incorporated by reference to Exhibit 4.9 of the Registrant's Report on Form 10-KSB for the year ended September 24, 1995.

    * 4.3        Revolving Line of Credit Promissory Note, dated
                 March 20, 1996, replacement to Revolving Line of
                 Credit Promissory Note dated October 24, 1995.


    * 4.4 First Amendment, dated March 20, 1996, to Commercial Loan Agreement dated October 24, 1995.


    * 4.5        Revolving Line of Credit Promissory Note, dated
                 July 12, 1996, replacement to Revolving Line of
                 Credit Promissory Note dated March 20, 1996.

    * 4.6 Second Amendment, dated July 12, 1996 to Commercial Loan Agreement dated October 24, 1995.

      4.7        Asset Purchase Agreement dated September 28,
                 1993 among WPI Group, Inc. and Magnetec Corporation and Tridex Corporation, previously filed and incorporated by reference to Registrant's report on Form 10-KSB for the year ended September 26, 1993.

      4.8 Agreement and Plan of Merger, dated as of January 27, 1994, by and between WPI Group, Inc. and Termiflex Corporation, previously filed and incorporated by reference to Exhibit 28.11 of Registrant's report on Form 8-K filed on September 30, 1994.

      4.9        Agreement and Plan of Merger, dated August 31,
                 1994, by and between WPI Group, Inc. and Micro Palm Computers, Inc., previously filed and incorporated by reference to Exhibit 28.11 of Registrant's report on Form 8-K filed on September 30, 1994.

     4.10 Stock Purchase Agreement, dated November 7, 1995 between WPI Group, Inc. and IVHS Technologies, Inc. previously filed and incorporated by reference to
                 Exhibit 28.13 of Registrant's report on Form 8-K, dated November 10, 1995.

     4.11 Share Purchase Agreement dated July 16, 1996 by and between WPI Group (U.K.) and D.R. Watkins and others, previously filed and incorporated by reference to Exhibit 28.15 in Registrant's report on Form 8-K, dated July 16, 1996.

                                                                    Page No.
   Exhibit No.   Description                                    Of Paper Filing
   -----------   -----------                                    ---------------

      10.1 Walker Power, Inc. Employee Stock Purchase Plan and Bonus Award Plan adopted May 7, 1992 previously filed and incorporated by reference to Exhibit 28.1 of Registrant's Registration on Form S-8 filed on June 1, 1992, Registration No. 33-48285.

      10.2 Termiflex Corporation 1981 Employee Incentive Stock Option Plan, previously and incorporated by reference to Exhibit 10.1 of the Termiflex Registration Statement No. 2-85910-B on Form S-8.


      10.3 The 1992 Stock Option Plan for Directors of Micro Palm Computers, Inc. previously filed and incorporated by reference to Exhibit 99.4 of the Registrant's Registration Statement on Form S-8 filed February 28, 1996, Registration No. 333-1696.


      10.4 Noncompetition agreement, dated January 17, 1994, by and between WPI Group, Inc. and William E. Fletcher previously filed and incorporated by reference to Exhibit 10.7 of the Registrant's report on Form 10-KSB for the year ended September 25, 1996.


      10.5 Employment contract, dated September 23, 1994, by and between WPI Termiflex, Inc., WPI Micro Palm,
                 Inc. and Velton S. Casler previously filed and incorporated by reference to Exhibit 10.8 of the Registrant's report on Form 10-KSB for the year ended September 25, 1996.

      10.6 Lease agreement, dated October 7, 1994, by and between WPI Group, Inc. and State Mutual Life Assurance Company of America previously filed and incorporated by reference to Exhibit 10.9 of the Registrant's report on Form 10-KSB for the year ended September 24, 1995.

      10.7       WPI Group, Inc. 1995 Stock Option Plan, adopted
                 June 6, 1995 previously filed and incorporated by reference to Exhibit 10.10 of Registrant's report on Form 10-KSB for the year ended September 24, 1995.

    * 10.8       WPI Group, Inc. Change In Control Plan adopted
                 December 15, 1995.

    * 13         Portions of the 1996 Annual Report.

    * 21 List of subsidiaries of the Registrant as of September 29, 1996.

    * 23         Consent of Arthur Andersen LLP.

    * 24         Power of Attorney.

    * 27         Financial Data Schedule [Electronic Filing Only].