Form 10-Q
period 1996-12-29
WPI GROUP INC
filed 1997-02-10
CIK 881771

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10 Q

(Mark One)

/XX/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----      EXCHANGE ACT OF 1934

          For the quarterly period ended December 29, 1996

/  /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----      EXCHANGE ACT OF 1934

          For the transition period from _______________to________________.

Commission File Number: 0-19717

                                 WPI GROUP, INC.
                                 ---------------
             (Exact name of registrant as specified in its charter)

                         NEW HAMPSHIRE                                                02-0218767
--------------------------------------------------------------         ---------------------------------------
(State or other jurisdiction of incorporation or organization)         (I.R.S. Employer Identification Number)


         1155 ELM STREET, MANCHESTER, NEW HAMPSHIRE                                      03101
         ------------------------------------------                                    ----------
          (Address of principal executive offices)                                    (Zip Code)


Registrant's telephone number including area code:   (603) 627-3500
                                                     --------------


   ---------------------------------------------------------------------------
   (Former name, former address, and former fiscal year, if changed since last report)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No
   ---    ---

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by the court.
Yes     No
   ---    ---

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

               Class                       Outstanding as of January 23, 1997
               -----                       ----------------------------------
    Common Stock, par value $.01                    5,975,962 shares

                                 WPI GROUP, INC.


                                                       INDEX
                                                       -----

                                                                                      PAGE NO.
                                                                                      -------

PART I - FINANCIAL INFORMATION
     Item 1.  Consolidated Financial Statements

                 Consolidated Balance Sheets                                              3
                 - December 29,1996 and September 29,1996

                 Consolidated Statements of Income                                        4
                 - Three months ended December 29,1996 and December 31,1995

                 Consolidated Statements of Cash Flows                                    5
                 - Three months ended December 29,1996 and December 31,1995

                 Notes to Consolidated Financial Statements                               7

     Item 2.  Management's Discussion and Analysis of Financial Condition and             8
              Results of Operations

PART II - OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                                            9

SIGNATURES                                                                               10

                                 WPI GROUP, INC.

                                            CONSOLIDATED BALANCE SHEETS


                                                                       September 29,          December 29,
                                                                           1996                  1996
                                                                       -------------          -----------
                                                                                              (unaudited)

ASSETS

CURRENT ASSETS

  Cash and cash equivalents                                             $   206,829           $    95,090
  Accounts receivable - net of allowance for doubtful accounts of
  $244,300 and $274,900 respectively                                     10,881,315             8,668,714
  Accounts receivable - other                                             1,618,873               736,070
  Inventories                                                             7,068,496             7,205,510
  Prepaid expenses and other current assets                                 230,509               476,457
  Prepaid income taxes                                                    1,103,840             1,103,840
  Refundable income taxes                                                   547,750               592,095
                                                                        -----------           -----------

      Total current assets                                               21,657,612            18,877,776

PROPERTY, PLANT AND EQUIPMENT
  at cost less accumulated depreciation                                   9,447,758             9,509,133
OTHER ASSETS                                                             19,569,574            19,480,115
                                                                        -----------           -----------

                                                                        $50,674,944           $47,867,024
                                                                        ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                      $ 4,265,217           $ 3,355,870
  Accrued expenses                                                        3,464,164             1,719,787
  Accrued income taxes                                                    1,772,630             1,354,646
                                                                        -----------           -----------

       Total current liabilities                                          9,502,011             6,430,303

NOTE PAYABLE TO BANK                                                     18,650,000            17,910,000
NON-COMPETE AGREEMENT                                                        20,000                20,000
DEFERRED INCOME TAXES                                                     1,954,287             1,952,012

COMMITMENTS
STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; authorized
   20,000,000 shares, issued 5,947,922
   and 5,954,962 respectively                                                59,479                59,549
   Additional paid-in capital                                            13,658,604            13,691,707
   Retained earnings                                                      6,815,801             7,592,052
   Cumulative foreign currency translation adjustments                       14,762               211,401
                                                                        -----------           -----------

         Total stockholders' equity                                      20,548,646            21,554,709
                                                                        -----------           -----------

                                                                        $50,674,944           $47,867,024
                                                                        ===========           ===========


                        See notes to financial statements
                                       -3-

                                 WPI GROUP, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                     Three Months Ended
                                                December 31,     December 29,
                                                    1995             1996
                                                ------------     ------------

NET SALES                                        $9,606,303      $14,108,819

COST OF GOODS SOLD                                5,806,253        8,529,249
                                                 ----------      -----------

GROSS PROFIT                                      3,800,050        5,579,570
                                                 ----------      -----------


OPERATING EXPENSES:
  Research and new product development              667,147          929,758
  Selling, general and administration             2,301,926        3,112,324
                                                 ----------      -----------

      Total operating expenses                    2,969,073        4,042,082
                                                 ----------      -----------

OPERATING INCOME                                    830,977        1,537,488
                                                 ----------      -----------

OTHER INCOME (EXPENSE)                              (48,597)        (379,237)

INCOME BEFORE PROVISION FOR
INCOME TAXES                                        782,380        1,158,251

PROVISION FOR INCOME TAXES                          266,000          382,000
                                                 ----------      -----------

NET INCOME                                       $  516,380      $   776,251
                                                 ==========      ===========

NET INCOME PER WEIGHTED AVERAGE
NUMBER OF COMMON SHARES                          $     0.09      $      0.13
                                                 ==========      ===========

Weighted Average Common Shares and
Equivalents Outstanding                           5,854,879        6,114,649
                                                 ==========      ===========

















                        See notes to financial statements

                                 WPI GROUP, INC.

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)
                                                                           Three Months Ended
                                                                    December 31,        December 29,
                                                                        1995                1996
                                                                    ------------        ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                       $   516,380         $   776,251
                                                                    -----------         -----------
   Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                                        415,908             664,158
   Changes in current assets and liabilities net of effects
   of acquisitions:
   Accounts receivable                                                 (211,186)          2,212,601
   Accounts receivable - other                                           16,179             882,803
   Inventories                                                         (343,044)           (137,014)
   Prepaid expenses and other current assets                             76,851            (290,293)
   Accounts payable                                                    (198,741)           (909,347)
   Accrued expenses                                                    (202,151)         (1,429,487)
   Accrued income taxes                                                 267,000            (417,984)
                                                                    -----------         -----------

        Total adjustments                                              (179,184)            575,437
                                                                    -----------         -----------

   Net cash provided by operating activities                            337,196           1,351,688
                                                                    -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in notes payable                               3,442,423            (740,000)
   Decrease in long-term liabilities                                 (3,145,000)             (2,275)
   Proceeds from issuance of common stock                                18,331              21,673
   Proceeds from exercise of stock options                                   --              11,500
                                                                    -----------         -----------

      Net cash provided by (used in) financing activities               315,754            (709,102)
                                                                    -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment                          (245,705)           (396,870)
   Payments of accrued acquisition costs                                (20,847)           (314,890)
   (Increase) Decrease in other assets                                   27,595            (239,204)
   Acquisition of Micro Processor Systems, Inc.
   net of cash paid                                                     106,901                  --
                                                                    -----------         -----------

      Net cash used for investing activities                           (132,056)           (950,964)

EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH                               --             196,639

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                                        520,894            (111,739)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                                                      29,664             206,829

CASH AND CASH EQUIVALENTS,
END OF PERIOD                                                       $   550,558         $    95,090
                                                                    ===========         ===========

SUPPLEMENTAL DISCLOSURE OF CASH
INFORMATION:
   Income taxes paid                                                         --             362,000
   Interest paid                                                         52,824             340,690


                        See notes to financial statements
                                      - 5 -

                                 WPI GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING ACTIVITIES:

                                                        Three Months Ended
                                                    December 31,   December 29,
                                                        1995           1996
                                                    ------------   ------------

On November 10, 1995 the Company acquired the common stock of Micro Processor Systems, Inc.
(MPSI) and subsidiary for $1 in cash plus the assumption of agreed upon liabilities:

Fair value of assets acquired                        $7,398,285      $     --
Cash paid and expenses incurred of $510,001            (510,001)           --
                                                     ----------      --------
Liabilities assumed                                  $6,888,284      $     --
                                                     ==========      ========





                        See notes to financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1.  BASIS OF PRESENTATION

     The financial statements for the three months ended December 29, 1996 and December 31, 1995 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission (File No. 0-19717), which included financial statements for the years ended September 29, 1996 and September 24, 1995.

     The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full fiscal year.


 2.  INVENTORIES

       Inventory consists of:                   September          December
                                                 29,1996            29,1996

       Raw Materials                            $4,360,602        $4,339,348
       Work in Process                           1,986,821         2,032,284
       Furnished Goods                             721,073           833,878
                                                ----------        ----------

           Total                                $7,068,496        $7,205,510
                                                ==========        ==========

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


     RESULTS OF OPERATIONS

     Net sales increased approximately $4,503,000 or 47% during the three months ended December 29, 1996 compared to the corresponding period in the prior year. The increase for the three month period was due primarily to improved sales in our targeted markets and the acquisitions of Micro Processor Systems, Inc. (MPSI) and Oyster Terminals, Ltd.

     Gross profit increased approximately $1,780,000 or 47% during the three months ended December 29, 1996 compared to the same period a year ago. As a percentage of net sales, gross profit remained constant compared to the same period last year at 39%. Total gross profit increased due to the higher revenues discussed above.

     Research and new product development expenses increased to approximately $930,000 or 39% for the three months ended December 29, 1996 compared to $667,000 a year ago. The increase was attributed to additions in engineering staff and the acquisitions discussed above. Research and new product development expenses were 7% of net sales for the quarters ended December 1996 and December 1995.

     Selling, general and administration expenses increased to approximately $3,112,000 or 35% for the three month period ended December 29, 1996 compared to $2,302,000 in the first three months of fiscal 1995. This is primarily due to higher sales commissions and the acquisitions discussed above. As a percentage of net sales, selling, general and administration expenses were 22% and 24% for the first quarters of fiscal 1997 and 1996, respectively.

     Income before provision for income taxes increased to approximately $1,158,000 or 48% in the three months ended December 29, 1996 compared to $782,000 for the same period last year. This increase is primarily due to improved sales.

     The Company's combined federal and state income tax rates, as a percentage of pre-tax income, were 33% and 34% for the three months ended December 1996 and 1995, respectively.


     LIQUIDITY AND CAPITAL RESOURCES

     The Company had working capital of approximately $12,447,000 at December 29, 1996 compared to $12,156,000 at September 29, 1996.

     The Company's management believes it has sufficient working capital to meet its liquidity needs.

     As of December 29, 1996, the Company had no material commitments for capital expenditures.

                                 WPI GROUP, INC.

                           PART II - OTHER INFORMATION



     ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

                  A .  Exhibits

                           None

                  B.   Reports on Form 8-K

                           None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.



                                 WPI GROUP, INC.
                                  (Registrant)




Date: February 10, 1997                         By: /s/Dennis M. Deegan
                                                    ----------------------------
                                                    Dennis M. Deegan
                                                    President and
                                                    Chief Operating Officer









Date: February 10, 1997                         By: /s/Dennis M. Deegan
                                                    ----------------------------
                                                    Dennis M. Deegan
                                                    Principal Financial Officer