Form 10-Q
period 1997-03-30
WPI GROUP INC
filed 1997-05-08
CIK 881771

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)

/XX/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 30, 1997

/  / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


         FOR THE TRANSITION PERIOD FROM          TO          .
                                       ----------  ----------
COMMISSION FILE NUMBER:    0-19717

                                 WPI GROUP, INC.
                                 ---------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        NEW HAMPSHIRE                                 02-0218767
--------------------------------                  ----------------------
(STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NUMBER)


     1155 ELM STREET, MANCHESTER, NEW HAMPSHIRE            03101
     ------------------------------------------          ---------
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)           (ZIP CODE)


        REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE: (603) 627-3500



                (FORMER NAME, FORMER ADDRESS, AND FORMER FISCAL
                      YEAR, IF CHANGED SINCE LAST REPORT)

CHECK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
         ---   ---
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

CHECK WHETHER THE REGISTRANT FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 AFTER
THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY THE COURT. YES   NO
                                                                       ---  ---
APPLICABLE ONLY TO CORPORATE ISSUERS:

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE:

       CLASS                                  OUTSTANDING AS OF APRIL 25, 1997
       -----                                  --------------------------------
COMMON STOCK, PAR VALUE $.01                           5,980,867 SHARES

                                 WPI GROUP, INC.


                                      INDEX
                                      -----



PART I - FINANCIAL INFORMATION                                                                       PAGE NO.
                                                                                                     --------

     Item 1.  Consolidated Financial Statements

                 Consolidated Balance Sheets                                                           3
                 - March 30, 1997 and September 29, 1996

                 Consolidated Statements of Income                                                     4
                 - Three months ended March 30, 1997 and March 31, 1996
                 - Six months ended March 30, 1997 and March 31, 1996

                 Consolidated Statements of Cash Flows                                                 5
                 - Six months ended March 30, 1997 and March 31, 1996

                 Notes to Consolidated Financial Statements                                            7

     Item 2.  Management's Discussion and Analysis of Financial Condition and                          8
              Results of Operations

PART II - OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                                                         9

SIGNATURES                                                                                             10


                                 WPI GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                          September 29,          March 30,
                                                                              1996                 1997
                                                                          -------------         -----------
                                                                                                (unaudited)
ASSETS

CURRENT ASSETS

  Cash and cash equivalents                                                $   206,829          $    84,719
  Accounts receivable - net of allowance for doubtful accounts of
  $244,300 and $304,000 respectively                                        10,881,315            9,272,179
  Accounts receivable - other                                                1,618,873              269,165
  Inventories                                                                7,068,496            7,858,055
  Prepaid expenses and other current assets                                    230,509              772,649
  Prepaid income taxes                                                       1,103,840            1,103,840
  Refundable income taxes                                                      547,750              621,825
                                                                           -----------          -----------

        Total current assets                                                21,657,612           19,982,432

PROPERTY, PLANT AND EQUIPMENT
  at cost less accumulated depreciation                                      9,447,758            9,713,807
OTHER ASSETS                                                                19,569,574           19,785,258
                                                                           -----------          -----------

                                                                           $50,674,944          $49,481,497
                                                                           ===========          ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                         $ 4,265,217          $ 3,055,075
  Accrued expenses                                                           3,464,164            2,060,116
  Accrued income taxes                                                       1,772,630              330,059
                                                                           -----------          -----------
       Total current liabilities                                             9,502,011            5,445,250

NOTE PAYABLE TO BANK                                                        18,650,000           19,542,000
NON-COMPETE AGREEMENT                                                           20,000                 --
DEFERRED INCOME TAXES                                                        1,954,287            1,951,533

COMMITMENTS
STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; authorized
   20,000,000 shares, issued 5,947,922
   and 5,978,367 respectively                                                   59,479               59,784
   Additional paid-in capital                                               13,658,604           13,817,711
   Retained earnings                                                         6,815,801            8,453,675
   Cumulative foreign currency translation adjustments                          14,762              211,544
                                                                           -----------          -----------

         Total stockholders' equity                                         20,548,646           22,542,714
                                                                           -----------          -----------

                                                                           $50,674,944          $49,481,497
                                                                           ===========          ===========

                        See notes to financial statements

                                 WPI GROUP, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                Three Months Ended                 Six Months Ended
                                             March 31,        March 30,        March 31,        March 30,
                                               1996             1997             1996             1997
                                            -----------      -----------      -----------      -----------

NET SALES                                   $10,741,866      $14,222,033      $20,348,169      $28,330,852

COST OF GOODS SOLD                            6,386,905        8,518,690       12,193,158       17,047,939
                                            -----------      -----------      -----------      -----------

GROSS PROFIT                                  4,354,961        5,703,343        8,155,011       11,282,913
                                            -----------      -----------      -----------      -----------

OPERATING EXPENSES:
   Research and new product development         766,734        1,035,392        1,433,881        1,965,150
   Selling, general and administration        2,547,390        3,255,627        4,849,316        6,367,951
                                            -----------      -----------      -----------      -----------

        Total operating expense               3,314,124        4,291,019        6,283,197        8,333,101
                                            -----------      -----------      -----------      -----------

OPERATING INCOME                              1,040,837        1,412,324        1,871,814        2,949,812

OTHER INCOME (EXPENSE)                         (131,707)        (126,701)        (180,304)        (505,938)
                                            -----------      -----------      -----------      -----------

INCOME BEFORE PROVISION
FOR INCOME TAXES                                909,130        1,285,623        1,691,510        2,443,874

PROVISION FOR INCOME TAXES                      301,000          424,000          567,000          806,000
                                            -----------      -----------      -----------      -----------

NET INCOME                                  $   608,130      $   861,623      $ 1,124,510      $ 1,637,874
                                            ===========      ===========      ===========      ===========

NET INCOME PER WEIGHTED
AVERAGE NUMBER OF
COMMON SHARES                               $      0.10      $      0.14      $      0.19      $      0.27
                                            ===========      ===========      ===========      ===========

Weighted Average Common Shares
and Equivalent Outstanding                    6,005,628        6,187,474        5,929,266        6,169,747
                                            ===========      ===========      ===========      ===========




                        See notes to financial statements
                                      - 4 -

                                 WPI GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  Six Months Ended
                                                                              March 31,        March 30,
                                                                                1996             1997
                                                                             -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                $ 1,124,510      $ 1,637,874
                                                                             -----------      -----------
   Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                 861,683        1,438,022
   Changes in current assets and liabilities net of effects
   of acquisition:
   Accounts receivable                                                        (1,252,236)       1,609,136
   Accounts receivable - other                                                (3,103,868)       1,349,708
   Inventories                                                                (1,371,573)        (789,559)
   Prepaid expenses and other current assets                                     160,793         (616,215)
   Accounts payable                                                            2,960,894       (1,210,142)
   Accrued expenses                                                              (71,466)        (889,998)
   Accrued income taxes                                                          162,930       (1,442,571)
                                                                             -----------      -----------

         Total adjustments                                                    (1,652,843)        (551,619)
                                                                             -----------      -----------

   Net cash provided by (used in) operating activities                          (528,333)       1,086,255
                                                                             -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in notes payable                                        4,582,225          892,000
   Decrease in long-term liabilities                                          (3,145,000)         (22,754)
   Proceeds from issuance of common stock                                         27,286           41,174
   Proceeds from exercise of stock options                                       105,613           70,238
   Tax benefit on exercise of non-statutory options                                 --             48,000
                                                                             -----------      -----------

     Net cash provided by financial activities                                 1,570,124        1,028,658
                                                                             -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment                                   (436,056)        (953,940)
   Payment of accrued acquisition costs                                         (195,110)        (514,050)
   Increase in other assets                                                     (160,913)        (965,815)
                                                                             -----------      -----------

      Net cash used for investing activities                                    (792,079)      (2,433,805)
                                                                             -----------      -----------

EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH                                      --            196,782

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                                                 249,712         (122,110)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                                                               29,664          206,829
                                                                             -----------      -----------

CASH AND CASH EQUIVALENTS,
END OF PERIOD                                                                $   279,376      $    84,719
                                                                             ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH
INFORMATION:
   Income taxes paid                                                         $   405,070      $ 1,210,000
   Interest paid                                                                 201,258          682,967

                        See notes to financial statements
                                      - 5 -

                                 WPI GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING ACTIVITIES:


                                                             Six Months Ended
                                                         March 31,       March 30,
                                                           1996            1997
                                                        -----------      ---------

On November 10, 1995 the Company acquired the common stock of Micro Processor Systems, Inc.
(MPSI) and subsidiary for $1 in cash plus the assumption of agreed upon liabilities:

Fair value of assets acquired                           $ 7,398,285         $
                                                                             --
Cash paid and expenses incurred of $510,001                (510,001)         --
                                                        -----------         ---
Liabilities assumed                                     $ 6,888,284         $
                                                        ===========         ===



                        See notes to financial statements
                                      - 6 -

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The financial statements for the three months and six months ended March 30, 1997 and March 31, 1996 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission (File No. 0-19717), which included financial statements for the years ended September 29, 1996 and September 24, 1995.

     The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full fiscal year.

2.   INVENTORIES

     Inventory consists of:       September 29,         March 30,
                                      1996                1997
                                  ------------         ----------

     Raw Materials                 $4,360,602          $4,452,218
     Work in Process                1,986,821           2,524,540
     Finished Goods                   721,073             881,297
                                   ----------          ----------

         Total                     $7,068,496          $7,858,055
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


     RESULTS OF OPERATIONS

     Net sales of $14.2 million for the second quarter of fiscal 1997 increased
     32.4 percent from sales of $10.7 million for the second quarter of fiscal 1996. The increase was primarily due to improved sales in our targeted markets and the acquisition of Oyster Terminals, Ltd.. For the first six months of fiscal 1997 the company reported sales of $28.3 million, 39.2 percent higher than the sales of $20.3 million for the first six months of fiscal 1996.

     Cost of sales of $8.5 million for the second quarter of fiscal 1997 resulted in a gross profit of 40.1 percent, compared to a gross profit of
     40.5 percent for the same period of fiscal 1996. Cost of sales of $17.0 million for the first six months of fiscal 1997 resulted in a gross profit of 39.8 percent, compared to a gross profit of 40.1 percent for the same period of fiscal 1996. Total gross profit for the three and six months increased due to the higher revenues discussed above.

     As a percentage of sales, selling, general and administrative expenditures were 22.9 and 23.7 percent for the quarters and 22.5 and 23.8 percent of the six month periods ended March 30, 1997 and March 31, 1996, respectively. Actual expenditures increased due to the acquisitions discussed above. Research and new product development expenses were 7.3 percent of sales for the quarter and 6.9 percent of sales for the six months ended March 30, 1997, compared to 7.1 and 7.1 percent of sales for the same three and six month periods in fiscal 1996. Actual expenditures increased slightly due to the acquisition discussed above.

     Income before provision for income taxes of $2.4 million for the six months ended March 30, 1997 increased 44.5 percent compared to $1.7 million for the six months ended March 31, 1996. The increase is primarily due to improved sales.

     The effective income tax rate for fiscal 1997 is estimated at 33 percent year-to-date compared to 34 percent for fiscal 1996.


     LIQUIDITY AND CAPITAL RESOURCES

     The Company had working capital of $14.5 million at March 30, 1997 compared to $12.2 million at September 29, 1996. Cash flow provided from operations and financing activities was approximately $2.1 million for the six months ended March 30, 1997. This inflow amount was offset by the cash flow used in investing activities of approximately $2.4 million for the six months ended March 30, 1997.

     The Company's management believes it has sufficient working capital to meet its liquidity needs.

     As of March 30, 1997, the Company had no material commitments for capital expenditures.

                                 WPI GROUP, INC.

                           PART II - OTHER INFORMATION



     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

               A. Exhibits

                    4.1 Revolving Line of Credit Promissory Note dated February 27, 1997, replacement to Revolving Line of Credit Promissory Note dated July 12, 1996.

                    4.2 Third Amendment dated February 27, 1997 to Commercial Loan Agreement dated October 24, 1995.

                    27 Financial Data Schedule for six months ended March 30, 1997. (This exhibit is filed electronically and not included with printed copies of this form.)

               B. Reports on Form 8-K

                    None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.



                                 WPI GROUP, INC.
                                  (Registrant)




Date: May 8, 1997                                     By:/s/Dennis M. Deegan
                                                         -------------------
                                                         Dennis M. Deegan
                                                         President and
                                                         Chief Operating Officer









Date: May 8, 1997                                     By:/s/John W. Powers
                                                         -------------------
                                                         John W. Powers
                                                         Vice President and
                                                         Chief Financial Officer