Form 10-Q
period 1997-06-29
WPI GROUP INC
filed 1997-08-12
CIK 881771

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10 Q

(Mark One)

/XX/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

         For the quarterly period ended June 29, 1997

/  / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

         For the transition period from ____________ to _____________.

Commission File Number:    0-19717

                                 WPI GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                            NEW HAMPSHIRE                                                    02-0218767
      --------------------------------------------------------------         ---------------------------------------
      (State or other jurisdiction of incorporation or organization)         (I.R.S. Employer Identification Number)


             1155 ELM STREET, MANCHESTER, NEW HAMPSHIRE                                         03101
      --------------------------------------------------------------         ---------------------------------------
              (Address of principal executive offices)                                        (Zip Code)


        Registrant's telephone number including area code: (603) 627-3500
                                                           --------------

--------------------------------------------------------------------------------
   (Former name, former address, and former fiscal year, if changed since last report)

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
Yes      No
   ---     ---

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                  Class                        Outstanding as of July 25, 1997
       ----------------------------            -------------------------------
       Common Stock, par value $.01                     5,984,162 shares

                                 WPI GROUP, INC.


                                      INDEX
                                      -----

                                                                        PAGE NO.
                                                                        --------

PART I - FINANCIAL INFORMATION

     Item 1.  Consolidated Financial Statements


                 Consolidated Balance Sheets                               3
                 - June 29,1997 and September 29,1996

                 Consolidated Statements of Income                         4
                 - Three months ended June 29,1997 and June 30,1996
                 - Nine months ended June 29,1997 and June 30,1996

                 Consolidated Statements of Cash Flows                     5
                 - Nine months ended June 29,1997 and June 30,1996

                 Notes to Consolidated Financial Statements                7

     Item 2.  Management's Discussion and Analysis of Financial            8
              Condition and Results of Operations

PART II - OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                             9

SIGNATURES                                                                 10

                                 WPI GROUP, INC.

                                            CONSOLIDATED BALANCE SHEETS


                                                                September 29,          June 29,
                                                                    1996                 1997
                                                                -------------        -----------
                                                                                     (unaudited)
ASSETS

CURRENT ASSETS

  Cash and cash equivalents                                      $   206,829         $   117,546
  Accounts receivable - net of allowance for
  doubtful accounts of $244,300 and $340,000,
  respectively                                                    10,881,315          14,001,402
  Accounts receivable - other                                      1,618,873           1,206,862
  Inventories                                                      7,068,496          12,800,634
  Prepaid expenses and other current assets                          230,509           2,091,414
  Prepaid income taxes                                             1,103,840           1,122,578
  Refundable income taxes                                            547,750             284,064
                                                                 -----------         -----------

  Total current assets                                            21,657,612          31,624,500

PROPERTY, PLANT AND EQUIPMENT
  at cost, less accumulated depreciation                           9,447,758          16,049,179
OTHER ASSETS                                                      19,569,574          33,790,052
                                                                 -----------         -----------

                                                                 $50,674,944         $81,463,731
                                                                 ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                               $ 4,265,217         $ 5,436,990
  Accrued expenses                                                 3,464,164           6,036,334
  Accrued income taxes                                             1,772,630             337,971
                                                                 -----------         -----------

  Total current liabilities                                        9,502,011          11,811,295

NOTES PAYABLE TO BANK                                             18,650,000          43,884,700
NON-COMPETE AGREEMENT                                                 20,000                  --
DEFERRED INCOME TAXES                                              1,954,287           2,243,376

COMMITMENTS
STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; authorized
   20,000,000 shares, issued 5,947,922
   and 5,981,662,  respectively.                                      59,479              59,817
   Additional paid-in capital                                     13,658,604          13,833,852
   Retained earnings                                               6,815,801           9,460,767
  Cumulative foreign currency translation adjustments                 14,762             169,924
                                                                 -----------         -----------

         Total stockholders' equity                               20,548,646          23,524,360
                                                                 -----------         -----------

                                                                 $50,674,944         $81,463,731
                                                                 ===========         ===========


                        See notes to financial statements
                                      - 3 -

                                 WPI GROUP, INC.

                                         CONSOLIDATED STATEMENTS OF INCOME
                                                    (unaudited)




                                                    Three Months Ended                      Nine Months Ended
                                                June 30,            June 29,            June 30,            June 29,
                                                  1996                1997                1996                1997
                                              -----------         -----------         -----------         -----------

NET SALES                                     $12,655,422         $15,562,326         $33,003,591         $43,893,178

COST OF GOODS SOLD                              7,892,902           9,394,476          20,086,060          26,442,415
                                              -----------         -----------         -----------         -----------

GROSS PROFIT                                    4,762,520           6,167,850          12,917,531          17,450,763
                                              -----------         -----------         -----------         -----------

OPERATING EXPENSES:
   Research and new product
   development                                  1,038,104           1,030,341           2,471,985           2,995,491
   Selling, general and administration          2,727,647           3,547,753           7,576,963           9,915,704
                                              -----------         -----------         -----------         -----------

      Total operating expense                   3,765,751           4,578,094          10,048,948          12,911,195
                                              -----------         -----------         -----------         -----------

OPERATING INCOME                                  996,769           1,589,756           2,868,583           4,539,568
                                              -----------         -----------         -----------         -----------

OTHER INCOME (EXPENSE)                            (77,693)           (143,664)           (257,997)           (649,602)
                                              -----------         -----------         -----------         -----------

INCOME BEFORE PROVISION
FOR INCOME TAXES                                  919,076           1,446,092           2,610,586           3,889,966

PROVISION FOR INCOME TAXES                        268,000             439,000             835,000           1,245,000
                                              -----------         -----------         -----------         -----------

NET INCOME                                    $   651,076         $ 1,007,092         $ 1,775,586         $ 2,644,966
                                              ===========         ===========         ===========         ===========

NET INCOME PER WEIGHTED
AVERAGE NUMBER OF
COMMON SHARES                                 $      0.11         $      0.16         $      0.30         $      0.43
                                              ===========         ===========         ===========         ===========

Weighted Average Common Shares
and Equivalents Outstanding                     6,066,953           6,203,034           5,973,851           6,168,327
                                              ===========         ===========         ===========         ===========










                        See notes to financial statements

                                 WPI GROUP, INC.

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (unaudited)
                                                                                  Nine Months Ended
                                                                               June 30,         June 29,
                                                                                 1996             1997
                                                                             -----------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                $ 1,775,586      $  2,644,966
                                                                             -----------      ------------

   Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                                               1,326,503         2,184,398
   Changes in current assets and liabilities net of effects
   of acquisition:
   Accounts receivable                                                        (2,905,084)        1,084,300
   Accounts receivable - other                                                (3,230,032)        1,328,126
   Inventories                                                                  (495,814)         (499,565)
   Prepaid expenses and other current assets                                     124,387          (702,606)
   Accounts payable                                                            1,307,575        (1,588,068)
   Accrued expenses                                                              234,910        (1,155,931)
   Accrued income taxes                                                          306,409        (1,274,457)
                                                                             -----------      ------------

         Total adjustments                                                    (3,331,146)         (623,803)
                                                                             -----------      ------------

   Net cash provided by (used in)  operating activities                       (1,555,560)        2,021,163
                                                                             -----------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in notes payable                                                   5,582,225        25,234,700
   Decrease in long-term liabilities                                          (3,180,000)          (22,525)
   Proceeds from issuance of common stock                                         42,297            47,160
   Proceeds from exercise of stock options                                       535,331            77,425
   Tax benefit on exercise of non-statutory options                                   --            51,000
                                                                             -----------      ------------

     Net cash provided by financial activities                                 2,979,853        25,387,760
                                                                             -----------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment                                   (643,564)       (3,624,410)
   Payments of accrued acquisition costs                                        (313,502)         (495,935)
   Acquisition, net of cash acquired                                                  --       (21,737,130)
   Increase in other assets                                                     (320,321)       (1,795,893)
                                                                             -----------      ------------

      Net cash (used in) investing activities                                 (1,277,387)      (27,653,368)
                                                                             -----------      ------------

EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH                                        --           155,162

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                                                 146,906           (89,283)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                                                               29,664           206,829
                                                                             -----------      ------------

CASH AND CASH EQUIVALENTS,
END OF PERIOD                                                                $   176,570      $    117,546
                                                                             ===========      ============

SUPPLEMENTAL DISCLOSURE OF CASH
INFORMATION:
   Income taxes paid                                                             479,591         1,392,000
   Interest paid                                                                 368,347         1,093,999


                        See notes to financial statements
                                      - 5 -

                                 WPI GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING ACTIVITIES:


                                                          Nine Months Ended
                                                       June 30,       June 29,
                                                         1996           1997
                                                      ----------    -----------

On November 10, 1995 the Company acquired the common stock of Micro Processor Systems, Inc.
(MPSI) and subsidiary for $1 in cash plus the assumption of agreed upon liabilities:

Fair value of assets acquired                         $7,398,285    $        --
Cash paid and expenses incurred of $510,001             (510,001)            --
                                                      ----------    -----------
Liabilities assumed                                   $6,888,284    $        --
                                                      ==========    ===========


On June 20, 1997 the Company acquired the capital stock of Husky Computers, Ltd. for $16,000,000 in cash plus the assumption of agreed upon liabilities:

Fair value of assets acquired                         $       --    $28,654,990
Cash paid and expenses incurred of $23,539,700                --     23,539,700
                                                      ----------    -----------
Liabilities assumed                                   $       --    $ 5,115,290
                                                      ==========    ===========







                        See notes to financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The financial statements for the three months and nine months ended June 29,1997 and June 30, 1996 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission (File No. 0-19717), which included financial statements for the years ended September 29,1996 and September 24,1995.

     The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full fiscal year.


2.   INVENTORIES

     Inventory consists of:                      September           June
                                                  29, 1996         29, 1997
                                                -----------      -----------

     Raw Materials                               $4,360,602      $ 7,308,276
     Work in Process                              1,986,821        3,773,831
     Finished Goods                                 721,073        1,718,527
                                                 ----------      -----------

         Total                                   $7,068,496      $12,800,634
                                                 ==========      ===========



3.   ACQUISITION

     On June 20, 1997, the Company acquired all the outstanding shares of Husky Computers Limited, located in Coventry, England for $21,539,700 in cash and the assumption of approximately $5,115,000 in debt.

                                     ITEM 2.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion and analysis by management is provided to identify certain significant factors that affected the Company's financial position and operating results during the periods included in the accompanying financial statements.


     RESULTS OF OPERATIONS

     Net sales of $15.6 million for the third quarter of fiscal 1997 increased 23.0% from sales of $12.7 million for the third quarter of fiscal 1996. The increase was primarily due to improved sales in our targeted markets and the acquisition of Oyster Terminals, Ltd. For the first nine months of fiscal 1997, the company reported sales of $43.9 million, 33.0% higher than the sales of $33.0 million for the first nine months of fiscal 1996.

     Cost of sales of $9.4 million for the third quarter of fiscal 1997 resulted in a gross profit of 39.6%, compared to a gross profit of 37.6% for the same period of fiscal 1996. The increase was primarily due to product mix. Cost of sales of $26.4 million for the first nine months of fiscal 1997 resulted in a gross profit of 39.8%, compared to a gross profit of 39.1% for the same period of fiscal 1996. Total gross profit for the three and nine months increased due to the higher revenues discussed above.

     As a percentage of sales, selling, general and administrative expenditures were 22.8% and 21.6% for the quarters and 22.6% and 23.0% of the nine month periods ended June 29, 1997 and June 30, 1996, respectively. Actual expenditures increased due to the acquisition discussed above. Research and new product development expenses were 6.6% of sales for the quarter and 6.8% of sales for the nine months ended June 29,1997, compared to 8.2% and 7.5% of sales for the same three and nine month periods in fiscal 1996. Actual expenditures increased slightly due to the acquisition discussed above.

     Income before provision for income taxes of $3.9 million for the nine months ended June 29, 1997 increased 49.0% compared to $2.6 million for the nine months ended June 30, 1996. The increase is primarily due to increased sales.

     The effective income tax rate for fiscal 1997 is estimated at 32% year-to-date compared to 32% for fiscal 1996.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company had working capital of $19.8 million at June 29,1997 compared to $12.2 million at September 29,1996. Cash flow provided from operations and financing activities was approximately $27.4 million for the nine months ended June 29, 1997. This inflow amount was offset by the cash flow used in investing activities of approximately $27.6 million for the nine months ended June 29, 1997.

     The Company's management believes it has sufficient working capital to meet its liquidity needs.

     As of June 29, 1997, the Company had no material commitments for capital expenditures.

                                 WPI GROUP, INC.

                           PART II - OTHER INFORMATION



     ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

                  A.   Exhibits

                        27 Financial Data Schedule for nine months ended June 29, 1997. (This exhibit is filed electronically and is not included with printed copies of this form.)


                  B.   Reports on Form 8-K

                       On June 25, 1997, the Company filed a Current Report on Form 8-K announcing the acquisition of Husky Computers Limited.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.



                                 WPI GROUP, INC.
                                  (Registrant)




Date: August 8, 1997                               By: /s/ Dennis M. Deegan
                                                       -------------------------
                                                       Dennis M. Deegan
                                                       President and
                                                       Chief Operating Officer









Date: August 8, 1997                               By: /s/ John W. Powers
                                                       -------------------------
                                                       John W. Powers
                                                       Vice President and
                                                       Chief Financial Officer