Form 10-K405
period 1997-09-28
WPI GROUP INC
filed 1997-12-23
CIK 881771

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended September 28, 1997
                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from      to

Commission file number 0-19717

                                   WPI GROUP, INC.
                                   ---------------
                (Exact Name of Registrant as Specified in Its Charter)

         New Hampshire                              02-0218767
-------------------------------     ---------------------------------------
(State or other jurisdiction of     (I.R.S. Employer Identification Number)
incorporation or organization)

1155 Elm Street, Manchester, New Hampshire                 03101
------------------------------------------               ----------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number: (603) 627-3500
                               --------------

Securities registered under Section 12(b) of the Act: None
                                                      ----

Securities registered under Section 12(g) of the Act:
Common Stock, par value $.01 per share
--------------------------------------
(Title of Class)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days. Yes  X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

As of December 8, 1997, the aggregate market value of the 5,268,635 outstanding shares of voting stock held by non-affiliates of the registrant was $41,158,576.

As of December 8, 1997, 6,007,247 shares of the Registrant's Common Stock, par value $.01 per share, were issued and outstanding.

                         Documents Incorporated by Reference
                         ----------                ---------

Portions of the following documents are incorporated by reference in this report on Form 10-K:

1) Annual Report to Shareholders for fiscal year ended September 28,1997 (Part II).

2) Proxy Statement dated January 9, 1998 for the Registrant's Annual Shareholder's Meeting to be held on February 10, 1998 (Part III).

                                        PART I

Item 1. Description of Business

General

WPI Group, Inc. ("WPI" or the "Company") designs, manufactures and markets high value added information and power solutions products used in mission critical systems for a wide range of applications. WPI operates through two business units: The Information Solutions Group and the Power Solutions Group. The Information Solutions Group is a leading manufacturer of rugged handheld computers and terminals designed to function under harsh environmental conditions. Unlike conventional computer equipment, WPI's computers and terminals can function after a 10 foot drop to concrete, total immersion in water, exposure to extreme temperatures as well as dust and other harmful agents and can operate for up to 30 hours on a single battery charge. WPI's products are used in a variety of applications such as vehicle monitoring and maintenance, utility field service and factory automation. The Power Solutions Group produces three distinct product lines:
Industrial Power Conversion Systems (heavy duty power supplies used in elevators and semiconductor and thermal processing equipment); Electronic Ballasts (small specialized power supplies that power lamps used in medical equipment, multimedia projectors and lighting systems); and Precision Solenoids (electro-mechanical devices which are incorporated into cameras, printers and other products).

The Information Solutions Group's product line consists of three types of handheld devices: terminals, sold under the Oyster/Termiflex and MPSI brand names; handheld computers, sold under the Husky and MicroPalm brand names; and laptop computers, sold under the Husky and MPSI brand names. WPI sells these products through a direct sales force, value-added resellers ("VARs") and distributors primarily to original equipment manufacturers ("OEMs") and end-users.

The Power Solutions Group manufactures highly engineered electrical and electronic equipment and electro-mechanical devices which are typically mission critical components designed into larger systems. These systems are used in products as diverse as elevators, semiconductor processing and thermal processing, specialty lamps, cameras, printers and computer equipment. WPI sells its Power Solutions Group products through a direct sales force and independent sales representatives, primarily to OEMs and end-users.

WPI was incorporated in New Hampshire in 1948 and its corporate headquarters are located at 1155 Elm Street, Manchester, New Hampshire 03101. Its telephone number is (603) 627-3500.

Growth Strategy

WPI employs an aggressive growth strategy focused on internal expansion and growth through acquisitions. The following are key elements of WPI's strategy:

- Expansion Into New Vertical Markets. The rugged handheld market is composed of a series of discrete vertical markets focused on application software, such as utility meter reading or vehicle maintenance. The WPI salesforce works closely with OEMs, VARs and end-users to identify niche market applications and develops products, driven from existing technology when possible, to meet customer requirements in these markets. By collaborating with software suppliers or in some cases supplying the software itself, WPI works aggressively to increase the number of vertical markets into which its rugged handheld products are sold.

- Penetration of Existing Vertical Markets. Once WPI has developed a specific market application, it works to expand its market penetration through strategic alliances with OEMs, VARs and distributors who are market leaders within their industries. For example, WPI sells its hardware and vehicle maintenance software to the trucking industry through SPX Corporation, one of the largest suppliers of vehicle service solutions in North America. WPI also increases its penetration of the markets it serves by collaborating with its existing customers to design and manufacture specialized products, driven from existing technology when possible, to meet its customers' individual needs on a cost-effective and timely basis.

- Leverage of Existing Customer Relationships. WPI's substantial applications and engineering expertise positions it to capitalize on the trend among manufacturers to rely more heavily on specialized component providers for key value-added components and services. WPI strives to become an integral part of the customer's product development activities and an exclusive or preferred supplier to the customer over the product life cycle. By bringing its extensive engineering capabilities to the development effort, WPI is able to design creative solutions for its customers' product requirements, maximize the performance features and functionality of the components it sells and shorten the time-to-market for new product introductions, allowing its customers to focus on their core technologies and rationalize their production activities.

- Emphasis on Product Value. WPI designs its products for efficient and low-cost manufacturing and structures its manufacturing operations to achieve low manufacturing costs while maintaining maximum production flexibility. By manufacturing products with "dock to stock" reliability, WPI enables its customers to minimize costly and time consuming in-house inspections and to bring their products to market as quickly and cost-effectively as possible. Moreover, WPI products must perform consistently over the product's life cycle. Its ability to design and manufacture highly reliable, cost-effective products on a timely basis gives WPI a competitive advantage.

- Strict Profit Center Management. While WPI's corporate management team provides overall guidance, strategic direction and administrative support. In addition, group vice presidents have responsibility for the day-to-day operations of its two business units and supervision of their respective managers. WPI operates each business unit as a largely autonomous separate profit center which is held accountable for achieving its financial goals. WPI believes that this profit center approach to management increases its responsiveness to changes in the market place and its customers' requirements and contributes to the Company's ability to grow profitably.

- Acquisitions. Since 1993, WPI has acquired six companies. Management analyzes each acquisition opportunity using a stringent set of criteria, including its fit with existing operations, opportunities for product line enhancements and rationalizations, facilities consolidation and marketing leverage. For example, the acquisition of Husky in June 1997 enabled the Information Solutions Group to reduce the number of manufacturing facilities, reduce operating overhead and increase sales capacity by offering WPI's products through Husky's European sales offices. WPI intends to aggressively pursue acquisitions which will expand and enhance its existing products and sales and service capabilities as well as provide entry into new vertical markets.

Acquisitions

In October 1993, WPI acquired the solenoid product line from Magnetec Corporation ("Magnetec"). Magnetec had been a supplier of standard and custom linear actuators to the industry for more than two decades. The Magnetec product line complemented the product offerings and manufacturing capabilities of WPI's Power Solutions Group.

In May 1994, WPI completed the acquisition of all of the outstanding stock of Termiflex Corporation, a Merrimack, New Hampshire-based manufacturer of rugged hand-held and panel-mounted programmable terminals. The acquisition allowed WPI to expand into the rapidly growing market for industrial information solutions. Later that year, in September 1994, WPI acquired all of the outstanding stock of Micro Palm Computers, Inc. ("Micro Palm"), a Clearwater, Florida-based manufacturer of rugged, DOS/386 compatible hand-held PCs designed for use in hostile, field-based applications. Micro Palm's operations were moved to Termiflex's New Hampshire facility in 1994.

In November 1995, WPI acquired all of the outstanding stock of Micro Processor Systems, Inc. ("MPSI"), a Michigan-based manufacturer of diagnostic and information-related systems and equipment, including Windows-Registered Trademark--based computers, for the automotive and heavy duty vehicle industries. In addition to the expansion of its hardware offerings, the acquisition of MPSI gave WPI significant capabilities in the development of advanced diagnostic and decision support software as well as a significant presence in the growing market for information systems in the transportation industry.

In July 1996, WPI acquired all of the outstanding stock of Oyster Terminals Limited ("Oyster"), a United Kingdom - based manufacturer of rugged hand-held programmable terminals, including RF terminals, used in a variety of industries. Oyster is widely-known in Europe and the United States for the wide variety of options available on its standard terminals and for its ability to customize for unique applications.

In June 1997, WPI completed the acquisition of Husky Computers Limited. Based in the United Kingdom with locations throughout Europe and the United States, Husky is a leading producer of rugged handheld computers used in utility meter reading, geotechnical, field service and other applications.

Products

Information Solutions

WPI's Information Solutions Group designs, manufactures and markets rugged handheld terminals, PCs and laptop computers for a variety of applications worldwide. The designation "rugged" signifies that the products are capable of withstanding levels of impact, moisture, dust and temperature range in excess of the design tolerances of conventional handheld terminals and computers. For example, WPI's products are designed to endure up to a ten foot drop to concrete, submersion in water indefinitely, temperature ranges from minus 20 degrees to 140 degrees Fahrenheit and exposure to heavy dust and other harmful agents. Because these characteristics are most useful in non-office locations such as construction sites, service vehicles, garages, forests and other remote locations where electric power is often unavailable, WPI's products are battery-operated and designed to run up to 30 hours on a single battery charge. WPI achieves these performance characteristics through a combination of proprietary design techniques and the use of special components. Special shock-resistant internal suspensions, together with casings of high impact plastics or light weight magnesium, shield the circuit boards and other components from severe impacts.

WPI's rugged handheld product line is divided into three main categories:

PCs: The handheld PCs are rugged DOS-based, fully programmable computers with alpha/numeric keyboards and displays, internal memory and modems that perform sophisticated data collection and other computing functions. Rugged handheld PCs are used in applications which require equipment that is portable, flexible, able to collect and process large amounts of data and, perhaps most importantly, rugged and reliable enough to ensure the absolute safety and integrity of the data being collected, whatever the field conditions might be. They are used for many applications, including over-the-road vehicle management, meter reading, oil and gas production, surveying and forestry.

Laptop Computers: These rugged devices are Windows-Registered Trademark--based systems with full function displays. WPI's rugged laptop computers are specifically designed for use in the field. Although they have the same computing power, flexibility and connectivity as a conventional laptop computer, WPI's laptops, unlike conventional equipment, can withstand knocks, dust, dampness and temperature shocks. Moreover, while a conventional computer might have a battery life of 2 to 3 hours, WPI's laptops can last up to 10 hours on a single charge. They are used in applications which require a full function computer and the absolute safety and integrity of data in all field conditions. WPI's rugged laptop computers are used in many applications, including field service engineering, mapping, geographic information processing and "scene of incident" reporting.

Terminals: These devices are designed to be either passive terminals with functionality limited to simple data input or programmable terminals capable of performing low level data processing. The rugged, passive terminals have easily customizable displays, keypads, colors and cables, and are found in many commercial and industrial settings. The programmable terminals have expanded memory, larger displays, RF and infrared communications capabilities, and can serve as gateways to networks. They are used in many applications, including portable theater lighting controls, environmental monitoring and setup of industrial inkjet printers.

In addition to the three WPI rugged handheld product lines, WPI offers diagnostic and decision support software, ranging from application cartridges with connectivity and diagnostic support for particular vehicles to powerful database building tools incorporated with expert "reasoning agents" that support solving maintenance and service problems and decision making. WPI has developed programs for the maintenance and monitoring of autos, construction equipment and agricultural vehicles.

Power Solutions

WPI's Power Solutions Group designs, manufactures and sells three lines of power products: Industrial power conversion systems, electronic ballasts and precision solenoids. All three product lines are highly engineered application-critical components that are designed into larger systems. Typically, WPI engineers will work closely with a customer during the design of the customer's system. This high degree of customer involvement results in WPI's products being designed into the system, often making WPI a sole source or preferred supplier. The Power Solutions Group contains the original product line on which WPI was founded. The predecessor company to WPI entered the industrial transformer business in 1948, the electronic ballast business in 1983 and the precision solenoid business in 1993, with the acquisition of the Magnetec product line.

Industrial Power Conversion Systems. These systems are large power supplies that are sold for industrial applications. Power supplies are specialized electrical devices that are used to control, condition, convert or alter an electrical current within a larger electrically powered system. These functions include converting alternating current to direct current, controlling the wave form of a current and changing the voltage of a current.

The largest current market for WPI's power conversion systems is the high-rise elevator market. WPI's systems are used in both new elevator construction and modernization of existing elevators. The second largest market is the thermal processing industry. Customers are manufacturers of high temperature furnaces used for heat treating, crystal growing and material processing. WPI's power conversion systems regulate the power applied to the furnace heating elements, allowing for control of the furnace temperature. Other applications include industrial microwave ovens, plasma cutting equipment and electronic test equipment.

Electronic Ballasts. These products are specialized power supplies used to ignite and power high intensity arc lamps. Arc lamps provide approximately five times the light intensity of filament incandescent lamps and are used in a variety of medical and commercial applications, including medical endoscopes, multimedia projection, entertainment lighting and high intensity discharge ("HID") commercial lighting. An arc lamp is a sealed glass bulb containing gases or metal vapors and electrodes. Upon application of high voltage by the ballast, an arc is ignited between the electrodes, resulting in the ionization of the gas or vapor and the emission of light. Following ignition, the ballast maintains constant power to assure consistent light intensity. WPI's electronic ballasts are used to power metal halide, mercury vapor, high pressure sodium and xenon arc lamps.

Precision Solenoids. These products convert electrical energy into linear mechanical motion. When electrical power is applied to a solenoid, its plunger moves, either pulling or pushing a load a predetermined distance to accomplish a repetitive function as part of a larger system. WPI's solenoids are used in a variety of commercial and industrial applications, including instant camera shutter controls, dot matrix printer heads, printer paper cutters, banking ATMs, door locks, blood gas analyzers, ground fault circuit interrupters and aircraft air supply controls.

Customers

For Fiscal 1997, one customer represented 11% of WPI's net sales. For Fiscal 1996, two customers accounted for 11% and 10%, respectively, of WPI's net sales. For 1995, one of these customers accounted for 12% of WPI's net sales.

Sales and Marketing

WPI's marketing efforts are directed at identifying emerging markets for its products. WPI's cooperative marketing efforts and design capabilities often result in long-term customer relationships and have contributed to a stable customer base. Further, such cooperative efforts enable WPI to identify new product opportunities and participate in new product specifications as they are determined. Other marketing efforts include market research, lead generation, production and distribution of WPI's product literature, trade shows and advertising.

Sales and marketing of rugged handheld hardware and software is carried out by a group of approximately 65 employees. The sales force operates out of offices in the United States, the United Kingdom, France, Germany and Sweden.
 Information Solutions Group products are sold directly to OEMs, end-users, VARs and distributors. A typical end-user utilizes WPI's products for specific applications rather than general computing purposes. Accordingly, applications software is an integral part of the rugged handheld hardware products and is an important part of the sale. WPI has focused its sales efforts on a number of vertical markets where it sells its own applications software, on VARs that supply the applications software and on sophisticated end-users that develop their own application software.

WPI's Power Solutions Group products are sold through approximately 25 sales and marketing employees and approximately 25 manufacturers' representatives throughout North America and, to a lesser extent, in Europe. Because of the technical nature of the products and WPI's emphasis on custom-design and development, the Company relies on its engineering staff to support sales efforts. Applications engineers are available to discuss new applications, technical matters and customer needs with existing and potential customers. WPI's sales force works closely with its marketing group to follow up on sales leads and with the product development team to develop cost-effective solutions to its customers' requirements. To complement these activities, the customer service staff interfaces with customers regarding delivery schedules and monitors customer satisfaction.

Manufacturing and Raw Materials

WPI manufactures nearly 100% of its products. The Company generally operates its manufacturing facilities one shift per day, five days per week. WPI uses many different raw materials in its manufacturing processes. However, WPI is not dependent on any one or several raw materials used in its manufacturing. WPI has multiple sources for each raw material used in the manufacture of its products and is not dependent on any one or group of its vendors for its raw material purchases.

Backlog

WPI manufactures its products against orders from customers. Backlog is comprised of orders for products that have scheduled shipment dates within 12 months. Some orders in WPI's backlog may be canceled under certain conditions, although cancellation rarely occurs. As of September 28, 1997, WPI had a backlog of approximately $16,915,000, compared with a total backlog of approximately $11,978,000 at September 29, 1996. Management believes that all of WPI's backlog at September 28, 1997 will be shipped in the 12 months following that date. Because many of its contracts are performed within short time periods after receipt of an order, WPI does not believe that the level of its backlog is a meaningful predictor of its future results.

Product Development

WPI believes that its commitment to product development in its Information Solutions and Power Solutions groups is a critical element of its strategy aimed at exploiting niche markets for each group's products. WPI's product development activities are focused on the design of products identified by both its customers and its sales and marketing groups. A key element of WPI's product development activities is the expansion of product offerings based on its existing technologies. WPI charged to operations approximately $1,509,000, $2,940,000 and $4,005,000 for new product development in Fiscal 1995, 1996 and 1997, respectively. Expenditures on new product development represented 5.8%, 6.2% and 6.4% of net revenues in Fiscal 1995, 1996 and 1997, respectively.

Patents and Proprietary Information

WPI has a number of United States and foreign patents on certain products. WPI also relies on trade secrets, in-house expertise and technological advancement to maintain its competitive position.

WPI does not believe patent protection to be significant to its current operations. However, WPI considers its patents to be a strong deterrent against unauthorized copying of its products and key product attributes. WPI believes in vigorously protecting its rights under its patents.

Similarly, WPI and its subsidiaries have certain registered trademarks, none of which is considered significant to current operations.

Competition

Although WPI believes it is one of the leading manufacturers and distributors of certain of its products, the industries in which WPI competes are highly competitive. WPI competes with a relatively small number of full-line national manufacturers and a much larger number of regional manufacturers and manufacturers with limited product lines. WPI believes that competition is largely based on, among other things, price, quality, breadth of product lines, distribution capabilities (including quick delivery times) and customer service. Certain of WPI's competitors are larger and have greater financial, technical and marketing resources than the Company. In certain circumstances, due primarily to factors such as freight rates, quick delivery times and customer preference for local suppliers, certain manufacturers and suppliers may have a competitive advantage over WPI in a given geographic region. WPI believes that its size provides it with certain advantages of scale in both distribution and production relative to its competitors. In addition, WPI believes that it competes effectively by offering superior customer service.

Information Solutions Group

The major competitive factors in the programmable and DOS-based hand-held terminals and computer markets are portability, product performance, the ability to customize the unit to a customer's specific needs, customer support and ruggedness. WPI has several competitors in specified niche markets. Certain of the Company's competitors in the data entry terminal market have developed terminals to complement their own product lines. Many of WPI's potential customers for handheld terminals and control panels now satisfy their needs by designing and producing their own units. Management believes that WPI competes effectively in this market by offering products that are rugged and easily customized and by providing excellent customer service.

Currently, WPI's diagnostic systems and related software are sold primarily to the transportation industry. The major competitive factors in this market include product features, portability, product knowledge and customer service. WPI has a number of competitors in certain segments of the transportation market. Management believes that WPI competes effectively in these markets by offering innovative, rugged and portable products and by providing excellent customer service.

Power Solutions Group

WPI has a number of competitors in the markets for industrial power conversion systems. The major competitive factors in the markets for industrial power conversion systems are applications knowledge, product reliability, fully integrated design and manufacturing, delivery schedule, performance features and cost. Management believes that WPI competes effectively in these markets by offering high quality products, applications expertise, superior customer service and quick delivery.

WPI has some competition in the market for ballasts in endoscopes and multimedia projectors incorporating metal halide and xenon arc lamps. In addition, some of WPI's potential customers for electronic ballasts now satisfy their needs by designing and producing their own units. The Company's principal sources of competition in the metal halide lamp ballast market outside of endoscopes and multimedia projection are manufacturers of magnetic lamp ballasts and, to a more limited extent, certain manufacturers of electronic ballasts. In such applications where cost is a more important factor, magnetic lamp ballasts are often preferred over electronic ballasts. In each of these markets, WPI believes that it competes favorably against its competitors by offering quality, reliability and solutions tailored to its customers' unique needs.

WPI has several established competitors in the market for solenoids, some of which are larger, and some of which are smaller, than WPI. WPI believes that, in these markets, it competes favorably against its competitors by offering high quality,dependable products, superior engineering expertise, and inovative, custom-tailored solutions.

Employees

As of December 15, 1997, WPI employed approximately 650 people, 400 of whom work in manufacturing, 75 of whom work in administration, 90 of whom work in product development and 90 of whom work in sales and marketing. None of the Company's employees is represented by a union, and management believes that the Company's employee relations are good.

Item 2. Description of Property

Properties

The Company currently owns and operates properties located in Warner, New Hampshire and Cwmbran, United Kingdom. The Warner property is comprised of approximately 80,000 square feet of modern facilities used primarily for the manufacture of Power Solutions Group products. The Cwmbran property is comprised of approximately 26,000 square feet of manufacturing facilities to produce handheld terminals. The Company leases approximately 17,000 square feet of modern manufacturing facilities in Sterling Heights, Michigan to produce diagnostic tools and 40,000 square feet of manufacturing facilities in Coventry, United Kingdom to produce handheld and laptop computers. The Company leases approximately 12,000 square feet of office space in Manchester, New Hampshire which houses its corporate offices. In addition, the Company leases office space in six locations in the United States, France, Germany and Sweden for use by its sales and service staff. WPI believes that its existing space is adequate for its current needs.

Regulatory Matters

The Company is subject to regulation under various and changing federal, state, local and foreign laws and regulations relating to the environment and to employee safety and health. These environmental laws and regulations govern the generation, storage, transportation, disposal and emission of various substances. Permits are required for operation of the Company's business and these permits are subject to renewal, modification and, in certain circumstances, revocation. The Company believes that it is in substantial compliance with such laws and permitting requirements. The Company is also subject to regulation under various and changing federal, state, local and foreign laws and regulations which allow regulatory authorities to compel (or seek reimbursement for) cleanup of environmental contamination at its own sites and at facilities where its waste is or has been disposed.

The Company expects to incur on-going capital and operating costs to maintain compliance with currently applicable environmental laws and regulations. The Company does not expect such costs, in the aggregate, to be material to its financial condition, results of operations or liquidity.

Item 3. Legal Proceedings

The Company is not a party to any litigation that in management's opinion would have a material adverse effect upon the Company's financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

                                       Part II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the information captioned "Shareholder Information" on page 27 of the Registrant's Annual report to Shareholders for the fiscal year ended September 28, 1997 (the "1997 Annual Report").

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is incorporated herein by reference to the information captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 13 and 14 of the 1997 Annual Report.

Item 7. Financial Statements and Supplementary Data

The financial statements of the Registrant required by this item are incorporated herein by reference to pages 15 through 26 of the 1997 Annual Report.

                                       Part III

Item 9. Directors and Executive Officers of the Registrant

(a)   Directors.  The information with respect to directors required by this item is incorporated herein by reference to pages 4, 5 and 6 of the Registrant's Proxy Statement dated January 9, 1998 for the annual shareholders meeting to be held on February 10, 1998 (the "1998 Proxy Statement").

(b) Executive Officers. The information with respect to executive officers required by this item is set forth below:

                         EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                 AGE       POSITION WITH THE COMPANY
----                 ---       -------------------------
Michael Foster       62        Chairman of the Board of Directors and Chief
                               Executive Officer

Dennis Deegan        53        President and Chief Operating Officer

John Powers          40        Vice President and Chief Financial Officer

Dr. John Allen       45        Vice President, Power Solutions Group

Karen Hebert         37        Vice President, Human Resources

Timothy Jones        53        Vice President, Information Solutions Group

Michael Tule         36        Vice President, General Counsel and Secretary


Michael Foster, Chairman of the Board of Directors and Chief Executive Officer, led the leveraged buy-out of the Company from Walker Magnetics Group, Inc. in October 1988.

Dennis Deegan has served as President and Chief Operating Officer of the Company since June 1996. From October 1988 to June 1996, Mr. Deegan served as Executive Vice President, Treasurer and Chief Financial Officer.

John Powers has been Vice President and Chief Financial Officer of WPI since February 1997. From August 1993 to February 1997, he was the Chief Financial Officer of Janco Companies, a manufacturer of medical and electronic products. From October 1987 to August 1993, he was a principal of Smith, Batchelder & Rugg, a certified public accounting firm.

Dr. John Allen has served as Vice President, Power Solutions Group since November 1995. From August 1995 he served as Corporate Vice President of Planning and Development. From December of 1994 to August 1995, he served as Director of Planning and Development. From 1985 to December 1994, Dr. Allen was President of his own consulting firm, Allen Associates.

Karen Hebert has served as Vice President of Human Resources since August 1995. From November 1993 to August 1995, she served as Director of Human Resources. From 1987 until 1993, Ms. Hebert served as Manager of Human Resources with the Company.

Timothy Jones has served as Vice President, Information Solutions Group since November 1995. From September 1995 to November 1995, Mr. Jones served as Assistant to the Chairman. From 1993 to 1995, Mr. Jones was President of Ionic Fuel Technology, Inc.. From 1991 to 1995, Mr. Jones was President of Plume & Atwood, Inc..

Michael Tule has served as Vice President and General Counsel of the Company since March 1996. Mr. Tule has served as Secretary since December 1994. From 1987 to 1996, Mr. Tule was an attorney at McLane, Graf, Raulerson & Middleton, Professional Association.

Item 10. Executive Compensation

The information required under this item is incorporated herein by reference to pages 6 through 9 of the 1998 Proxy Statement.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated herein by reference to pages 3 and 4 of the 1998 Proxy Statement.

Item 12. Certain Relationships and Related Transactions

None.

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   Documents filed as part of the Report:

         (1) Financial Statements of the Registrant and Report of Independent Public Accountants thereon incorporated herein by reference to pages 15 through 26 of the 1997 Annual Report.

              Consolidated Balance Sheets, September 28, 1997 and September 29, 1996.

              Consolidated Statements of Income for the Years Ended September 28, 1997, September 29, 1996 and September 24, 1995.

              Consolidated Statements of Stockholders' Equity for the Years Ended September 28, 1997, September 29, 1996 and September 24, 1995.

              Consolidated Statements of Cash Flows for the Years Ended September 28, 1997, September 29, 1996 and September 24, 1995.

              Notes to Consolidated Financial Statements.

              Report of Independent Public Accountants.

         (2)  Exhibits:

              Incorporated by reference to the Exhibit Index at the end of this report.

    (b) The Registrant has filed the following reports on Form 8-K since the beginning of the quarter ended September 28, 1997:

              On September 8, 1997 the Registrant filed Amendment No. 1 to Form 8-K dated June 25, 1997. In that report, the Registrant reported the acquisition of Husky Computers Limited. The amendment contained the financial statements required by Regulation S-X as follows:

                   Husky Computers Combined Financial Statements as of December 31, 1996 and 1995.

                   Pro Forma Combined Financial Statements for WPI Group, Inc. and Husky Computers as of September 29, 1996 and June 29, 1997.

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                       WPI GROUP, INC.

December 18, 1997                      By:/s/Michael Foster
                                          -----------------
                                          Chairman

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                       Title                            Date
---------                       -----                            ----

/s/Michael Foster       Director, Chairman                 December 18, 1997
Michael Foster          and Chief Executive Officer
                        (Principal Executive Officer)


/s/Dennis Deegan        Director, President and            December 18, 1997
----------------        Chief Operating Officer
Dennis Deegan


/s/ John Powers         Vice President and                 December 18, 1997
----------------        Chief Financial Officer
John Powers             (Principal Financial and
                        Accounting Officer)

/s/ Stephen Carlotti    Director                           December 18, 1997
--------------------
Stephen Carlotti

/s/Peter Danforth       Director                           December 18, 1997
--------------------
Peter Danforth

/s/Paul Giovacchini     Director                           December 18, 1997
--------------------
Paul Giovacchini

/s/Irving Gutin         Director                           December 18, 1997
--------------------
Irving Gutin

/s/ Robert McCray       Director                           December 18, 1997
--------------------
Robert McCray

/s/ Steven Shulman      Director                           December 18, 1997
--------------------
Steven Shulman

/s/Bernard Tenenbaum    Director                           December 18, 1997
--------------------
Bernard Tenenbaum

                                    EXHIBIT INDEX

     Certain of the following exhibits, designated with an asterisk (*) are filed herewith. The exhibits not designated have been previously filed with the Commission and are incorporated herein by reference to the documents indicated following the descriptions of such exhibits.

                                                                                          PAGE NO.
    EXHIBIT NO.    DESCRIPTION                                                        OF PAPER FILING
---------------    -----------                                                        ----------------
         3.1       Amended and Restated Articles of Incorporation of the
                   Company are incorporated by reference to Exhibit 3.1 to the
                   Registrant's Report on Form 10-KSB for the year ended
                   September 29, 1996.

         3.2       Bylaws of the Company are incorporated by reference to
                   Exhibit 3.2 of the Registrant's Registration Statement on
                   Form S-4 filed with the Commission on February 22, 1994,
                   Registration No. 33-75656.

         10.1      Asset Purchase Agreement, dated September 28, 1993 among WPI
                   Group, Inc. and Magnetec Corporation and Tridex Corporation, previously filed and incorporated by reference to Registrant's report on Form 10-KSB for the year ended
                   September 26, 1993.

         10.2 Agreement and Plan of Merger, dated as of January 27, 1994, by and between WPI Group, Inc. and Termiflex Corporation, previously filed and incorporated by reference to Exhibit
                   28.11 of Registrant's report on Form 8-K filed on September
                   30, 1994.

         10.3 Agreement and Plan of Merger, dated August 31, 1994, by and between WPI Group, Inc. and Micro Palm Computers, Inc., previously filed and incorporated by reference to Exhibit
                   28.11 of Registrant's report on Form 8-K filed on September
                   30, 1994.

         10.4      Stock Purchase Agreement, dated November 7, 1995 between WPI
                   Group, Inc. and IVHS Technologies, Inc., previously filed and incorporated by reference to Exhibit 28.13 of Registrant's report on Form 8-K, dated November 10, 1995.

         10.5      Share Purchase Agreement dated July 16, 1996 by and between
                   WPI Group (U.K.) and D.R. Watkins and others, previously filed and incorporated by reference to Exhibit 28.15 in Registrant's Report on Form 8-K, dated July 16, 1996.

         10.6 Agreement for the sale and purchase of the share capital of Husky Computers Limited, Husky Computers, Inc. and Husky
                   Computers GmbH, previously filed and incorporated by reference to Exhibit 4.12 in Registrant's report on Form 8-K dated June 25, 1997.

         10.7      Walker Power, Inc. Employee Stock Purchase Plan and Bonus
                   Award Plan adopted May 7, 1992, previously filed and incorporated by reference to Exhibit 28.1 of Registrant's
                   Registration on Form S-8 filed on June 1, 1992, Registration
                   No. 33-48285.

         10.8      Termiflex Corporation 1981 Employee Incentive Stock Option
                   Plan, previously filed and incorporated by reference to
                   Exhibit 10.1 of the Termiflex Registration Statement No.
                   2-85910-B on Form S-8.


                                                                                          PAGE NO.
    EXHIBIT NO.    DESCRIPTION                                                        OF PAPER FILING
---------------    -----------                                                        ----------------

         10.9      The 1992 Stock Option Plan for Directors of Micro Palm
                   Computers, Inc., previously filed and incorporated by reference to Exhibit 99.4 of the Registrant's Registration
                   Statement on Form S-8 filed February 28, 1996, Registration
                   No. 333-1696.

         10.10     WPI Group, Inc. Change in Control Plan adopted December 15,
                   1995, previously filed and incorporated by reference to
                   Exhibit 10.8 to the Registrant's Report on Form 10-KSB for the year ended September 29, 1996.

         10.11     WPI Group, Inc. 1997 Employee Stock Purchase Plan and Bonus
                   Award Plan, each adopted on February 12, 1997, previously filed and incorporated by reference to Exhibit 99 to the Registrant's Registration on Form S-8 filed June 3, 1997
                   Registration No. 333-28335.

         10.12     WPI Group, Inc. 1997 Equity Incentive Plan, adopted June 10,
                   1997, as amended on December 12, 1997, previously filed and incorporated by reference to Exhibit A of the Registrant's
                   Proxy Statement dated January 9, 1998.

         10.13 Noncompetition agreement, dated January 17, 1994, by and between WPI Group, Inc. and William E. Fletcher, previously filed and incorporated by reference to Exhibit 10.7 of the Registrant's report on Form 10-KSB for the year ended
                   September 25, 1996.

         10.14     Lease agreement, dated October 7, 1994, by and between WPI
                   Group, Inc. and State Mutual Life Assurance Company of
                   America, previously filed and incorporated by reference to
                   Exhibit 10.9 of the Registrant's report on Form 10-KSB for the year ended September 24, 1995.

         10.15     WPI Group, Inc. 1995 Stock Option Plan, adopted June 6,
                   1995, previously filed and incorporated by reference to
                   Exhibit 10.10 of Registrant's report on Form 10-KSB for the year ended September 24, 1995.

         10.16 Commercial Loan Agreement, dated October 24, 1995, previously filed and incorporated by reference to Exhibit
                   4.9 of the Registrant's Report on Form 10-KSB for the year ended September 24, 1995.

         10.17     First Amendment dated March 20, 1996 to Commercial Loan
                   Agreement dated October 24, 1995, previously filed and incorporated by reference to Exhibit 4.4 of the Registrant's
                   Report on Form 10-KSB for the year ended September 29, 1996.

         10.18     Second Amendment dated July 12, 1996 to Commercial Loan
                   Agreement dated October 24, 1995, previously filed and incorporated by reference to Exhibit 4.6 of the Registrant's
                   Report on Form 10-KSB for the year ended September 29, 1996.

         10.19     Third Amendment dated February 27, 1997 to Commercial Loan
                   Agreement dated October 24, 1995 is incorporated by reference to Registrant's report on Form 10-Q for the period ended March 30, 1997.

                                                                                          PAGE NO.
    EXHIBIT NO.    DESCRIPTION                                                        OF PAPER FILING
---------------    -----------                                                        ----------------


         10.20     Revolving Line of Credit Promissory Note dated February 27,
                   1997, replacement to Revolving Line of Credit Promissory
                   Note dated July 12, 1996, previously filed and incorporated by reference to Exhibit 4.1 of the Registrant's Report on Form 8-K for the period ended March 30, 1997.

         10.21     Fourth Amendment dated June 20, 1997 to Commercial Loan
                   Agreement dated October 24, 1997, previously filed and incorporated by reference to Exhibit 4.13 in Registrant's
                   Report on Form 8-K dated June 25, 1996.

         10.22 Promissory Note dated June 20, 1997, previously filed and incorporated by reference to Exhibit 4.14 in Registrant's
                   Report on Form 8-K dated June 25, 1997.

         10.23 Stock Pledge and Security Agreement dated June 20, 1997, previously filed and incorporated by reference to Exhibit
                   4.15 in Registrant's Report on Form 8-K dated June 25, 1997.

    *    13        Portions of the 1997 Annual Report.

    *    21        List of subsidiaries of the Registrant as of September 28,
                   1997.

    *    23        Consent of Arthur Andersen LLP.

    *    27        Financial Data Schedule.
