Form 10-Q
period 1997-12-28
WPI GROUP INC
filed 1998-02-05
CIK 881771

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10 Q

(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ---- ACT OF 1934

     For the quarterly period ended December 28, 1997

[__] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from ___________ to ____________.

Commission File Number:  0-19717

                                WPI GROUP, INC.
                                ---------------
             (Exact name of registrant as specified in its charter)

                      NEW HAMPSHIRE                                               02-0218767
-------------------------------------------------------------      --------------------------------------
(State or other jurisdiction of incorporation or organization)     (I.R.S. Employer Identification Number)

1155 Elm Street, Manchester, New Hampshire                                        03101
-------------------------------------------------------------      --------------------------------------
(Address of principal  executive offices)                          (Zip Code)

Registrant's telephone number including area code:    (603) 627-3500
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
Yes   X   No
    ----     ----

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by the court.
Yes        No
    ----     ----

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          Class                     Outstanding as of January 22, 1998
          -----                     ----------------------------------
Common Stock, par value $.01                 6,010,822 shares

                                WPI GROUP, INC.

                                     INDEX
                                     -----

                                                                       Page No.
                                                                       --------
PART I - FINANCIAL INFORMATION
  Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets                                      3
         - December 28, 1997 and September 28, 1997

         Consolidated Statements of Income                                4
         - Three months ended December 28, 1997 and December 29, 1996

         Consolidated Statements of Cash Flows                            5
         - Three months ended December 28, 1997 and December 29, 1996

         Notes to Consolidated Financial Statements                       6

  Item 2.  Management's Discussion and Analysis of Financial              7
           Condition and Results of Operations

PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                               8

SIGNATURES                                                                9


                                WPI GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS


                                                                    September 28,    December 28,
                                                                        1997             1997
                                                                    -------------    ------------
                                                                                     (unaudited)
ASSETS

CURRENT ASSETS

  Cash and cash equivalents                                           $   678,799     $    53,032
  Accounts receivable - net of allowance for doubtful accounts of
  $1,237,000 and $1,215,000,  respectively                             12,173,012      16,308,375
  Accounts receivable - other                                             249,393         348,995
  Inventories                                                           9,895,852       9,915,653
  Prepaid expenses and other current assets                             1,134,125       1,178,377
  Prepaid income taxes                                                  1,193,160       1,193,160
  Refundable income taxes                                               1,816,897       1,228,854
                                                                      -----------     -----------

      Total current assets                                             27,141,238      30,226,446

PROPERTY, PLANT AND EQUIPMENT
  at cost, less accumulated depreciation                               15,750,851      15,647,575
OTHER ASSETS                                                           34,803,886      34,790,485
                                                                      -----------     -----------

                                                                      $77,695,975     $80,664,506
                                                                      ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                                    $ 6,336,756     $ 6,230,302
  Accrued expenses                                                      4,038,977       3,978,451
  Accrued income taxes                                                    249,473         610,249
                                                                      -----------     -----------

       Total current liabilities                                       10,625,206      10,819,002

NOTE PAYABLE TO BANK                                                   42,000,000      43,335,000

DEFERRED INCOME TAXES                                                   3,257,914       3,258,481

COMMITMENTS
STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; authorized
   20,000,000 shares, issued and outstanding 5,996,737
   and 6,010,822,  respectively.                                           59,967          60,108
   Additional paid-in capital                                          13,992,540      14,074,097
   Retained earnings                                                    7,931,562       8,843,208
   Cumulative foreign currency translation adjustments                   (171,214)        274,610
                                                                      -----------     -----------
         Total stockholders' equity                                    21,812,855      23,252,023
                                                                      -----------     -----------
                                                                      $77,695,975     $80,664,506
                                                                      ===========     ===========

                       See notes to financial statements

                                WPI GROUP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

                                                                            Three Months Ended
                                                                       December 29,     December 28,
                                                                           1996             1997
                                                                       ------------     ------------
NET SALES                                                               $14,108,819      $21,843,614

COST OF GOODS SOLD                                                        8,529,249       13,044,671
                                                                        -----------      -----------

GROSS PROFIT                                                              5,579,570        8,798,943
                                                                        -----------      -----------


OPERATING EXPENSES:
  Research and new product development                                      929,758        1,182,467
  Selling, general and administration                                     3,112,324        5,418,610
                                                                        -----------      -----------

      Total operating expenses                                            4,042,082        6,601,077
                                                                        -----------      -----------

OPERATING INCOME                                                          1,537,488        2,197,866
                                                                        -----------      -----------
OTHER INCOME (EXPENSE):
  Interest expense                                                         (394,691)        (848,674)
  Other, net                                                                 15,454           (8,546)
                                                                        -----------      -----------
INCOME BEFORE PROVISION FOR
INCOME TAXES                                                              1,158,251        1,340,646

PROVISION FOR INCOME TAXES                                                  382,000          429,000
                                                                        -----------      -----------

NET INCOME                                                              $   776,251      $   911,646
                                                                        ===========      ===========

BASIC EARNINGS PER SHARE:                                               $      0.13      $      0.15
                                                                        ===========      ===========

DILUTED EARNINGS PER SHARE:                                             $      0.13      $      0.15
                                                                        ===========      ===========

Weighted Average Common Shares                                            5,951,793        6,006,298

Plus: Incremental Shares From Assumed Conversions
Dilutive Potential Stock Options                                            162,856          247,848
                                                                        -----------      -----------

Adjusted Weighted Average Common Shares                                   6,114,649        6,254,146
                                                                        ===========      ===========

                       See notes to financial statements

                                WPI GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                           Three Months Ended
                                                                      December 29,     December 28,
                                                                          1996             1997
                                                                      ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                          $   776,251      $   911,646
                                                                       -----------      -----------
   Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                                           664,158        1,238,627
   Changes in current assets and liabilities net of assets
   acquired:
   Accounts receivable                                                   2,212,601       (3,941,883)
   Accounts receivable - other                                             882,803          (97,366)
   Inventories                                                            (137,014)         169,875
   Prepaid expenses, other current assets, and refundable income          (290,293)         566,568
    taxes
   Accounts payable                                                       (909,347)        (240,864)
   Accrued expenses                                                     (1,429,487)        (168,886)
   Accrued income taxes                                                   (417,984)         348,445
                                                                       -----------      -----------
        Total adjustments                                                  575,437       (2,125,484)
                                                                       -----------      -----------
   Net cash provided by (used in) operating activities                   1,351,688       (1,213,838)
                                                                       -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in notes payable                                   (740,000)       1,335,000
   Increase (Decrease) in long-term liabilities                             (2,275)              --
   Proceeds from issuance of common stock                                   21,673           33,855
   Proceeds from exercise of stock options                                  11,500           47,844
                                                                       -----------      -----------
      Net cash provided by (used in) financial activities                 (709,102)       1,416,699
                                                                       -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment                             (396,870)        (243,651)
   Payments of accrued acquisition costs                                  (314,890)              --
   (Increase) in other assets                                             (239,204)        (619,239)
                                                                       -----------      -----------
      Net cash used for investing activities                              (950,964)        (862,890)
                                                                       -----------      -----------

EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH                             196,639           34,262
                                                                       -----------      -----------
NET (DECREASE) IN CASH AND
CASH EQUIVALENTS                                                          (111,739)        (625,767)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                                                        206,829          678,799
                                                                       -----------      -----------
CASH AND CASH EQUIVALENTS,
END OF PERIOD                                                          $    95,090           53,032
                                                                       ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH
INFORMATION:
   Income taxes paid                                                       362,000               --
   Interest paid                                                           340,690          804,558

                       See notes to financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The financial statements for the three months ended December 28, 1997 and December 29,1996 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission (File No. 0-19717), which included financial statements for the years ended September 28,1997 and September 29,1996.

     The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full fiscal year.


2.   INVENTORIES

                                                  September 28,    December 28,
     Inventory consists of:                            1997             1997
                                                  -------------    ------------
     Raw Materials                                  $7,337,866      $6,970,518
     Work in Process                                 1,083,327       1,639,603
     Finished Goods                                  1,474,659       1,305,532
                                                    ----------      ----------

           Total                                    $9,895,852      $9,915,653
                                                    ==========      ==========


3.   EARNINGS PER SHARE

     In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." This statement modifies disclosure requirements for companies required to report earnings per shares (EPS) to include presentations of Basic EPS (which includes no dilution of common stock equivalents) and, if applicable, Diluted EPS (which reflects the potential dilution of common stock equivalents).

     The Company's EPS for the three months ended December 29, 1996 have been restated to conform with current year presentation.

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

RESULTS OF OPERATIONS

Net sales of $21.8 million for the first quarter of fiscal 1998 increased 54.8% from sales of $14.1 million for the first quarter of fiscal 1997. The increase was primarily due to improved sales in our targeted markets as a result of the acquisition of Husky Computers Limited.

Cost of sales of $13.0 million for the first quarter of fiscal 1998 resulted in a gross profit of 40.3% compared to costs of $8.5 million and gross profit of 39.5% for the same period of fiscal 1997. The increase in gross profit percentage was due to the change in product mix. Total gross profit for the three months increased due to the higher revenues discussed above.

Research and new product development expenses increased to $1.2 million, compared to $.9 million for the same three month period in fiscal 1997. The increase was attributed to the acquisition discussed above. Research and new product development expenses were 5.4% and 6.6% of net sales for the quarters ended December 28, 1997 and December 29, 1996, respectively.

As a percentage of net sales, selling, general and administration expenditures were 24.8% and 22.1% for the quarters ended December 28, 1997 and December 29, 1996, respectively. Actual expenditures increased to $5.4 million from $3.1 million for the first quarter of fiscal 1997. The increase was due to increased selling expenses due to higher revenues.

Income before provision for income taxes of $1.3 million for the three months ended December 28, 1997 increased 15.8% compared to $1.2 million for the three months ended December 29, 1996. This increase is primarily due to improved sales.

The Company's combined federal and state income tax rates, as a percentage of pre-tax income, were 32% and 33 % for the three months ended December 28, 1997 and December 29,1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $19.4 million at December 28, 1997 compared to $16.5 million at September 28, 1997.

The Company's management believes it has sufficient working capital to meet its liquidity needs.

As of December 28, 1997, the Company had no material commitments for capital expenditures.

                                WPI GROUP, INC.

                          PART II - Other Information


Item 6.    Exhibits and Reports on Form 8-K

           A.  Exhibits

                 10.1 Amended and Restated Commercial Loan Agreement dated December 26, 1997.

                 10.2 Revolving Line of Credit Promissory Note dated December 26, 1997.

                 10.3  Term Note dated December 26, 1997.

                 10.4  Security Agreement dated December 26, 1997.

                 10.5  Negative Pledge Agreement dated December 26, 1997.

                 27    Financial Data Schedule.

           B.  Reports on Form 8-K

                 None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.


                                WPI GROUP, INC.
                                 (Registrant)



Date: February 6, 1998                   By: /s/ Dennis M. Deegan
                                             -------------------------
                                             Dennis M. Deegan
                                             President and
                                             Chief Operating Officer



Date: February 6, 1998                   By: /s/ John W. Powers
                                            --------------------------
                                            John W. Powers
                                            Vice President and
                                            Chief Financial Officer