Form 10-Q
period 1998-03-29
WPI GROUP INC
filed 1998-05-11
CIK 881771

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10 Q
(MARK ONE)

/XX/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
----
     ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 29, 1998

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
--
     EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM               TO              .
                                   ---------------  -------------

COMMISSION FILE NUMBER:     0-19717

                                WPI GROUP, INC.
                                ---------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          NEW HAMPSHIRE                               02-0218767
-------------------------------            -------------------------------
(STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION
 INCORPORATION OR ORGANIZATION)              NUMBER)



  1155 ELM STREET, MANCHESTER, NEW HAMPSHIRE                  03101
  ------------------------------------------             -----------------
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)


 REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:       (603) 627-3500
                                                      ------------------------

--------------------------------------------------------------------------------
  (FORMER NAME, FORMER ADDRESS, AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
YES  X   NO
   ----    ----

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

INDICATE BY CHECK MARK WHETHER THE REGISTRANT FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY THE COURT.
YES       NO
   ----     ----

APPLICABLE ONLY TO CORPORATE ISSUERS:

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE:

         CLASS                              OUTSTANDING AS OF APRIL 20, 1998
         -----                              --------------------------------
COMMON STOCK, PAR VALUE $.01                        6,011,614 SHARES

                                WPI GROUP, INC.


                                     INDEX
                                     -----

PART I - FINANCIAL INFORMATION                                         Page No.
                                                                       --------
Item 1.  Consolidated Financial Statements

           Consolidated Balance Sheets                                      3
           - March 29,1998 and September 28,1997

           Consolidated Statements of Income                                4
           - Three months ended March 29,1998 and March 30,1997
           - Six months ended March 29,1998 and March 30, 1997

           Consolidated Statements of Cash Flows                            5
           - Six months ended March 29,1998 and March 30,1997

           Notes to Consolidated Financial Statements                       6

  Item 2.  Management's Discussion and Analysis of Financial Condition and  7
               Results of Operations

PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                                 9

SIGNATURES                                                                  10

                                WPI GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                          September 28,             March 29,
                                                                              1997                    1998
                                                                      -------------------    --------------------
                                                                                               (unaudited)
ASSETS
CURRENT ASSETS

  Cash and cash equivalents                                                   $   678,799            $     58,920
  Accounts receivable - net of allowance for doubtful accounts of
  $1,237,000 and $1,228,000, respectively                                      12,173,012              17,180,559
  Accounts receivable - other                                                     249,393                 324,892
  Inventories                                                                   9,895,852               9,971,918
  Prepaid expenses and other current assets                                     1,134,125               1,430,250
  Prepaid income taxes                                                          1,193,160               1,193,160
  Refundable income taxes                                                       1,816,897               1,251,182
                                                                              -----------            ------------
       Total current assets                                                    27,141,238              31,410,881

PROPERTY, PLANT AND EQUIPMENT
  at cost less accumulated depreciation                                        15,750,851              13,852,664
OTHER ASSETS                                                                   34,803,886              34,483,383
                                                                              -----------            ------------
                                                                              $77,695,975            $ 79,746,928
                                                                              ===========            ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                            $ 6,336,756             $ 6,230,320
  Accrued expenses                                                              4,038,977               4,288,342
  Accrued income taxes                                                            249,473               1,060,177
                                                                              -----------            ------------
       Total current liabilities                                               10,625,206              11,578,839

NOTE PAYABLE TO BANK                                                           42,000,000              40,533,000

DEFERRED INCOME TAXES                                                           3,257,914               3,258,535

COMMITMENTS
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; authorized
  20,000,000 shares, issued 5,996,737
  and 6,011,614,  respectively.                                                    59,967                  60,116
  Additional paid-in capital                                                   13,992,540              14,102,763
  Retained earnings                                                             7,931,562               9,895,796
  Cumulative foreign currency translation adjustments                            (171,214)                317,879
                                                                              -----------            ------------
       Total stockholders' equity                                              21,812,855              24,376,554
                                                                              -----------            ------------
                                                                              $77,695,975            $ 79,746,928
                                                                              ===========            ============

                       See notes to financial statements

                                WPI GROUP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                              Three Months Ended                                Six Months Ended
                                      March 30,                March 29,                March 30,                March 29,
                                         1997                     1998                     1997                     1998
                                -------------------      -------------------      -------------------      -------------------
NET SALES                               $14,222,033              $23,253,658              $28,330,852              $45,097,272

COST OF GOODS SOLD                        8,518,690               13,592,314               17,047,939               26,636,985
                                       ------------             ------------             ------------             ------------

GROSS PROFIT                              5,703,343                9,661,344               11,282,913               18,460,287
                                       ------------             ------------             ------------             ------------

OPERATING EXPENSES:
   Research and new product               1,035,392                1,477,464                1,965,150                2,659,931
    development
   Selling, general and                   3,255,627                5,826,221                6,367,951               11,244,831
    administration
                                       ------------             ------------             ------------             ------------

        Total operating expense           4,291,019                7,303,685                8,333,101               13,904,762
                                       ------------             ------------             ------------             ------------

OPERATING INCOME                          1,412,324                2,357,659                2,949,812                4,555,525

OTHER INCOME (EXPENSE):
   Interest expense                        (377,260)                (825,122)                (747,839)              (1,673,796)
   Other, net                               250,559                   (3,949)                 241,901                  (12,495)
                                       ------------             ------------             ------------             ------------

INCOME BEFORE PROVISION
FOR INCOME TAXES                          1,285,623                1,528,588                2,443,874                2,869,234

PROVISION FOR INCOME TAXES                  424,000                  476,000                  806,000                  905,000
                                       ------------             ------------             ------------             ------------

NET INCOME                              $   861,623              $ 1,052,588              $ 1,637,874              $ 1,964,234
                                       ============             ============             ============             ============

BASIC EARNINGS PER SHARE:                     $0.14                    $0.18                    $0.27                    $0.33
                                       ============             ============             ============             ============

DILUTED EARNINGS PER SHARE:                   $0.14                    $0.17                    $0.27                    $0.32
                                       ============             ============             ============             ============

Weighted Average Common Shares            5,971,452                6,010,938                5,961,569                6,008,606

Effect of dilutive options                  202,641                  180,386                  179,578                  214,117
                                       ------------             ------------             ------------             ------------

Adjusted Weighted Average                 6,174,093                6,191,324                6,141,147                6,222,723
 Common Shares
                                       ============             ============             ============             ============


                       See notes to financial statements

                                WPI GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                    Six Months Ended
                                                                            March 30,               March 29,
                                                                               1997                    1998
                                                                      -------------------     -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                 $ 1,637,874             $ 1,964,234
                                                                      -------------------     -------------------
   Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                                                1,438,022               2,615,592
   Changes in current assets and liabilities net of effects
   of acquisition:
   Accounts receivable                                                          1,609,136              (4,819,531)
   Accounts receivable - other                                                  1,349,708                 (74,547)
   Inventories                                                                   (789,559)                134,885
   Prepaid expenses and other current assets                                     (616,215)                300,482
   Accounts payable                                                            (1,210,142)               (260,679)
   Accrued expenses                                                              (889,998)                204,295
   Accrued income taxes                                                        (1,442,571)                793,762
                                                                      -------------------     -------------------
         Total adjustments                                                       (551,619)             (1,105,741)
                                                                      -------------------     -------------------

   Net cash provided by operating activities                                    1,086,255                 858,493
                                                                      -------------------     -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in notes payable                                           892,000              (1,467,000)
   Decrease in long-term liabilities                                              (22,754)                     --
   Proceeds from issuance of common stock                                          41,174                  40,528
   Proceeds from exercise of stock options                                         70,238                  47,844
   Tax benefit on exercise of non-statutory options                                48,000                  22,000
                                                                      -------------------     -------------------

     Net cash provided by (used in) financial activities                        1,028,658              (1,356,628)
                                                                      -------------------     -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment                                    (953,940)               (570,862)
   Proceeds from sales of property, plant and equipment                                --               1,492,738
   Payment of accrued acquisition costs                                          (514,050)                (57,282)
   Increase in other assets                                                      (965,815)             (1,034,825)
                                                                      -------------------     -------------------
     Net cash used for investing activities                                    (2,433,805)               (170,231)
                                                                      -------------------     -------------------

EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH                                    196,782                  48,487

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                                                 (122,110)               (619,879)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                                                               206,829                 678,799
                                                                      -------------------     -------------------

CASH AND CASH EQUIVALENTS,
END OF PERIOD                                                                 $    84,719             $    58,920
                                                                      ===================     ===================

SUPPLEMENTAL DISCLOSURE OF CASH
INFORMATION:
   Income taxes paid (refunded)                                               $ 1,210,000             $  (412,279)
   Interest paid                                                                  682,967               1,612,054

                       See notes to financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The financial statements for the three months and six months ended March 29,1998 and March 30,1997 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission (File No. 0-19717), which included financial statements for the years ended September 28,1997 and September 29,1996.

     The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full fiscal year.

2.   INVENTORIES

Inventory consists of:                                        September 28,             March 29,
                                                                  1997                    1998
                                                          -------------------     -------------------
       Raw Materials                                           $    7,337,866          $    7,296,624
       Work in Process                                              1,083,327               1,401,189
       Finished Goods                                               1,474,659               1,274,105
                                                          -------------------     -------------------
            Total                                              $    9,895,852          $    9,971,918
                                                          ===================     ===================

                                    ITEM 2.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

  This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and footnotes contained in the Company's Form 10-Q for the period ending March 29, 1998 and the Form 10-K for the year ended September 28, 1997, filed with the Securities and Exchange Commission.


  RESULTS OF OPERATIONS

  Net sales of $23.3 million for the second quarter of fiscal 1998 increased 64% from sales of $14.2 million for the second quarter of fiscal 1997. For the first six months of fiscal 1998 the Company reported sales of $45.1 million, 59% higher than sales of $28.3 million for the first six months of fiscal 1997. The increase was primarily due to the acquisition of Husky Computers Limited and higher sales in our targeted markets.

  Cost of sales of $13.6 million for the second quarter of fiscal 1998 resulted in a gross profit of 41 %, compared to a gross profit of 40% for the same period of fiscal 1997. Cost of sales of $26.6 million for the first six months of fiscal 1998 resulted in a gross profit of 41%, compared to a gross profit of 40% for the same period of fiscal 1997. The improvement in the Company's gross profit percentage in fiscal 1998 was primarily attributable to a change in mix of products sold and higher sales volume discussed above.

  Research and new product development expenses were 6% of sales for the quarter and for the six months ended March 29,1998, compared to 7% of sales for the same three and six month periods in fiscal 1997. The decrease in research and new product development expenses as a percentage of sales was due primarily to the higher sales volume discussed above.

  As a percentage of sales, selling, general and administrative expenditures were 25% and 23% for the quarters and 25% and 23% of the six month periods ended March 29, 1998 and March 30, 1997, respectively. The increase in selling, general and administrative expenses as a percentage of sales in fiscal 1998 is primarily attributable to higher Company wide selling costs to achieve future revenue objectives.

  Income before provision for income taxes of $2.9 million for the six months ended March 29, 1998 increased 17% compared to $2.4 million for the six months ended March 30, 1997. The increase was primarily due to higher sales and higher gross margins.

  The effective income tax rate for fiscal 1998 is estimated at 32 % year-to-date compared to 33% for fiscal 1997 due to higher foreign income.


  LIQUIDITY AND CAPITAL RESOURCES

  The Company had working capital of $19.8 million at March 29,1998 compared to $16.5 million at September 28,1997. During the second quarter cash flows provided from financing activities included approximately $1.5 million from the sale of the Company's Merrimack, New Hampshire manufacturing facility.

  The Company's management believes it has sufficient working capital to meet its liquidity needs.

  As of March 29, 1998, the Company had no material commitments for capital expenditures.

SEGMENT INFORMATION

The Company's business segments are:

Information Solutions: rugged, handheld passive and programmable terminals and computers, vehicle diagnostic information systems and decision support software.

Power Solutions: power systems, electronic lamp ballasts and solenoids.

Summarized below are the Company's segment sales and operating income by business segment for the three months and six months ended March 29, 1998 and March 30, 1997 in thousands.

                                             Three Months Ended                                  Six Months Ended
                                     March 30,                March 29,                  March 30,                March 29,
                                       1997                     1998                       1997                     1998
                                    ----------               ----------                 ----------               ----------
Net Sales
 Information Solutions              $  6,995                 $  17,817                   $  14,597                $  34,065
 Power Solutions                       7,227                     5,437                      13,734                   11,032
                                    --------                 ---------                   ---------                ---------
                                    $ 14,222                 $  23,254                   $  28,331                $  45,097
                                    ========                 =========                   =========                =========
Operating Income
 Information Solutions              $  1,102                 $   2,900                   $   2,028                $   5,551
 Power Solutions                         949                       771                       2,176                    1,583
 Corporate (a)                          (639)                   (1,313)                     (1,255)                  (2,578)
                                    --------                 ---------                   ---------                ---------
                                    $  1,412                 $   2,358                   $   2,949                $   4,556
                                    ========                 =========                   =========                =========

(a) Includes corporate expenses and amortization of goodwill

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



                                WPI GROUP, INC.
                                  (Registrant)



Date: May 5, 1998                                  By: /s/ Dennis M. Deegan
                                                       ---------------------
                                                       Dennis M. Deegan
                                                       President and
                                                       Chief Operating Officer



Date: May 5, 1998

                                                   By: /s/ John W. Powers
                                                       ---------------------
                                                       John W. Powers
                                                       Vice President and
                                                       Chief Financial Officer