Form 10-Q
period 1998-06-28
WPI GROUP INC
filed 1998-08-10
CIK 881771

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10 Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 28, 1998

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM            TO            .
                                   ------------  ------------

COMMISSION FILE NUMBER:      0-19717

                                WPI GROUP, INC.
                                ---------------
            (Exact name of registrant as specified in its charter)

          NEW HAMPSHIRE                                      02-0218767
 -------------------------------                           ---------------
 (State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                         Identification Number)

 1155 ELM STREET, MANCHESTER, NEW HAMPSHIRE                         03101
 ------------------------------------------                       ----------
 (Address of principal  executive offices)                        (Zip Code)


      Registrant's telephone number including area code:  (603) 627-3500
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
Yes       No
   ----     ----
Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

              CLASS                 OUTSTANDING AS OF JULY 17, 1998
              -----                 -------------------------------
   Common Stock, par value $.01            6,024,694 shares

                                WPI GROUP, INC.


                                     INDEX
                                     -----

                                                                        PAGE NO.
                                                                        --------
PART I - FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements

             Consolidated Balance Sheets                                     3
             - June 28,1998 and September 28,1997

             Consolidated Statements of Income                               4
             - Three months ended June 28,1998 and June 29,1997
             - Nine months ended June 28,1998 and June 29,1997

             Consolidated Statements of Cash Flows                           5
             - Nine months ended June 28,1998 and June 29,1997

             Notes to Consolidated Financial Statements                      7

  Item 2.  Management's Discussion and Analysis of Financial Condition       8
           and Results of Operations

PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                                  10

SIGNATURES                                                                   11

                                WPI GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS


                                                                September 28,              June 28,
                                                                    1997                     1998
                                                            -------------------     -------------------
                                                                                        (unaudited)

ASSETS
CURRENT ASSETS

  Cash and cash equivalents                                         $   678,799             $ 1,424,231
  Accounts receivable - net of allowance for doubtful
  accounts of $1,237,000 and $1,270,000, respectively                12,173,012              17,575,469
  Accounts receivable - other                                           249,393                 304,610
  Inventories                                                         9,895,852               9,557,995
  Prepaid expenses and other current assets                           1,134,125               1,260,969
  Prepaid income taxes                                                1,193,160               1,193,160
  Refundable income taxes                                             1,816,897               1,363,048
                                                                    -----------             -----------

  Total current assets                                               27,141,238              32,679,482

PROPERTY, PLANT AND EQUIPMENT
  at cost, less accumulated depreciation                             15,750,851              13,506,883
OTHER ASSETS                                                         34,803,886              34,316,696
                                                                    -----------             -----------
                                                                    $77,695,975             $80,503,061
                                                                    ===========             ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of long-term debt                              $        --             $  3,000,000
  Accounts payable                                                    6,336,756                6,068,436
  Accrued expenses                                                    4,038,977                3,980,092
  Accrued income taxes                                                  249,473                1,475,263
                                                                    -----------             ------------
  Total current liabilities                                          10,625,206               14,523,791
                                                                    -----------             ------------

NOTES PAYABLE TO BANK                                                42,000,000               37,000,000
                                                                    -----------             ------------

DEFERRED INCOME TAXES                                                 3,257,914                3,279,679
                                                                    -----------             ------------

COMMITMENTS
STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; authorized
   20,000,000 shares, issued 5,996,737
   and 6,023,994,  respectively.                                         59,967                   60,240
   Additional paid-in capital                                        13,992,540               14,144,614
   Retained earnings                                                  7,931,562               11,264,113
  Cumulative foreign currency translation adjustments                  (171,214)                 230,624
                                                                    -----------             ------------

         Total stockholders' equity                                  21,812,855               25,699,591
                                                                    -----------             ------------

                                                                    $77,695,975             $ 80,503,061
                                                                    ===========             ============

                       See notes to financial statements

                                WPI GROUP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                 Three Months Ended                                 Nine Months Ended
                                          June 29,                 June 28,                 June 29,                 June 28,
                                           1997                     1998                     1997                     1998
                                        -----------              -----------              -----------              -----------
NET SALES                               $15,562,326              $24,397,485              $43,893,178              $69,494,757

COST OF GOODS SOLD                        9,394,476               13,874,966               26,442,415               40,511,951
                                        -----------              -----------              -----------              -----------

GROSS PROFIT                              6,167,850               10,522,519               17,450,763               28,982,806
                                        -----------              -----------              -----------              -----------

OPERATING EXPENSES:
   Research and new product
    development                           1,030,341                1,323,517                2,995,491                3,983,448
   Selling, general and
    administration                        3,547,753                6,426,139                9,915,704               17,670,970
                                         -----------              -----------              -----------              -----------

      Total operating expense             4,578,094                7,749,656               12,911,195               21,654,418
                                        -----------              -----------              -----------              -----------

OPERATING INCOME                          1,589,756                2,772,863                4,539,568                7,328,388
                                        -----------              -----------              -----------              -----------

OTHER INCOME (EXPENSE):
    Interest expense                       (487,588)                (771,792)              (1,235,427)              (2,445,588)
    Other, net                              343,924                   30,246                  585,825                   17,751
                                        -----------              -----------              -----------              -----------
                                           (143,664)                (741,546)                (649,602)              (2,427,837)
                                        -----------              -----------              -----------              -----------

INCOME BEFORE PROVISION
FOR INCOME TAXES                          1,446,092                2,031,317                3,889,966                4,900,551

PROVISION FOR INCOME TAXES                  439,000                  663,000                1,245,000                1,568,000
                                        -----------              -----------              -----------              -----------


NET INCOME                              $ 1,007,092              $ 1,368,317              $ 2,644,966              $ 3,332,551
                                        ===========              ===========              ===========              ===========

BASIC EARNINGS PER SHARE:               $      0.17              $      0.23              $      0.44              $      0.55
                                        ===========              ===========              ===========              ===========

DILUTED EARNINGS PER SHARE:             $      0.16              $      0.22              $      0.43              $      0.54
                                        ===========              ===========              ===========              ===========

Weighted Average Common Shares            5,980,989                6,018,419                5,968,019                6,011,864

Effect of dilutive options                  164,213                  172,258                  174,456                  200,164
                                        -----------              -----------              -----------              -----------

Adjusted Weighted Average
 Common Shares                            6,145,202                6,190,677                6,142,475                6,212,028
                                        ===========              ===========              ===========              ===========



                       See notes to financial statements

                                WPI GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                           Nine Months Ended
                                                                 June 29,                    June 28,
                                                                    1997                       1998
                                                            ---------------------       -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                    $  2,644,966                $ 3,332,551
                                                                 ------------                -----------

   Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                                    2,184,398                  4,073,770
   Deferred income taxes                                               (2,525)                    21,135
   Changes in current assets and liabilities net of effects
   of acquisition:
   Accounts receivable                                              1,084,300                 (5,252,176)
   Accounts receivable - other                                      1,328,126                    (54,793)
   Inventories                                                       (499,565)                   515,345
   Prepaid expenses and other current assets                         (702,606)                   353,425
   Accounts payable                                                (1,588,068)                  (395,206)
   Accrued expenses                                                (1,155,931)                     1,070
   Accrued income taxes                                            (1,274,457)                 1,211,818
                                                                 ------------                -----------
         Total adjustments                                           (626,328)                   474,388
                                                                 ------------                -----------
   Net cash provided by operating activities                        2,018,638                  3,806,939
                                                                 ------------                -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in notes payable                            25,234,700                 (2,000,000)
   Decrease in long-term liabilities                                  (20,000)                        --
   Proceeds from issuance of common stock                              47,160                     50,878
   Proceeds from exercise of stock options                             77,425                     79,469
   Tax benefit on exercise of non-statutory options                    51,000                     22,000
                                                                 ------------                -----------
     Net cash provided by (used in)  financial activities          25,390,285                 (1,847,653)
                                                                 ------------                -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment                      (3,624,410)                  (950,889)
   Proceeds from sales of property, plant and equipment                    --                  1,492,738
   Payment of accrued acquisition costs                              (495,935)                  (133,328)
   Acquisition, net of cash acquired                              (21,737,130)                        --
   Increase in other assets                                        (1,795,893)                (1,646,877)
                                                                 ------------                -----------
     Net cash (used in) investing activities                      (27,653,368)                (1,238,356)
                                                                 ------------                -----------
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH                        155,162                     24,502
                                                                 ------------                -----------
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                                      (89,283)                   745,432

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                                                   206,829                    678,799
                                                                 ------------                -----------
CASH AND CASH EQUIVALENTS,
END OF PERIOD                                                    $    117,546                $ 1,424,231
                                                                 ============                ===========
SUPPLEMENTAL DISCLOSURE OF CASH
INFORMATION:
   Income taxes paid (refunded)                                  $  1,392,000                $  (337,684)
   Interest paid                                                    1,093,999                  2,423,138

                       See notes to financial statements

                                WPI GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING ACTIVITIES:


                                                                     Nine Months Ended
                                                              June 29,                June 28,
                                                                1997                    1998
                                                          ----------------       ---------------
On June 20, 1997 the Company acquired the
capital stock of Husky Computers, Ltd. for
$16,000,000 in cash plus the assumption
of agreed upon liabilities:

Fair value of assets acquired                                   $28,654,990       $         --
Cash paid and expenses incurred of $23,539,700                   23,539,700                 --
Liabilities assumed                                             $ 5,115,290       $         --
                                                                ===========       ============



                       See notes to financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The financial statements for the three months and nine months ended June 28,1998 and June 29, 1997 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission (File No. 0-19717), which included financial statements for the years ended September 28,1997 and September 29,1996.

     The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full fiscal year.

2.   INVENTORIES

     Inventory consists of:                September 28,             June 28,
                                               1997                    1998
                                        -------------------     -------------------
     Raw Materials                           $7,337,866              $6,948,494
     Work in Process                          1,083,327               1,372,587
     Finished Goods                           1,474,659               1,236,914
                                             ----------              ----------

           Total                             $9,895,852              $9,557,995



3.   SUBSEQUENT EVENT

     On August 3, 1998, WPI Group, Inc. completed the acquisition of the ANG Instrument division from Allard Nazarian Group, Inc. The Company acquired all of the assets of the ANG Instruments division for approximately $22.75 million. ANG Instruments is a leading producer of avionics components and subsystems, inertial sensors and panel meters.

     On August 4, 1998, the Company announced the acquisition of the Lucas Schaevitz inertial sensor product line form the Lucas Control Systems Division of Lucas Varity, Plc for approximately $3 million. The transaction is expected to close by August 10, 1998.

     In conjunction with the acquisitions, the Company secured a new $75 million credit facility with Fleet Bank - NH. The new facility replaces the Company's current $45 million credit facility, also with Fleet Bank - NH.

                                    ITEM 2.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

  This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and footnotes contained in the Company's Form 10-Q for the period ending June 28,1998 and the Form 10-K for the year ended September 28,1997, filed with the Securities and Exchange Commission.


  RESULTS OF OPERATIONS

  Net sales of $24.4 million for the third quarter of fiscal 1998 increased 57% from sales of $15.6 million for the third quarter of fiscal 1997. For the first nine months of fiscal 1998, the Company reported sales of $69.5 million, 58% higher than the sales of $43.9 million for the first nine months of fiscal 1997. The increase was primarily due to the acquisition of Husky Computers Limited and improved sales in our targeted markets.

  Cost of sales of $13.9 million for the third quarter of fiscal 1998 resulted in a gross profit of 43%, compared to a gross profit of 40% for the same period of fiscal 1997. Cost of sales of $40.5 million for the first nine months of fiscal 1998 resulted in a gross profit of 42%, compared to a gross profit of 40% for the same period of fiscal 1997. The improvement in the Company's gross profit percentage in fiscal 1998 was primarily attributable to a change in the mix of products sold and higher sales volume discussed above.

  Research and new product development expenses were 5% of sales for the quarter and 6% of sales for the nine months ended June 28,1998, compared to 7% for the same three and nine month periods in fiscal 1997. The decrease in research and new product development expenses as a percentage of sales was due primarily to the higher sales volume discussed above.

  As a percentage of sales, selling, general and administrative expenditures were 26% and 23% for the quarters and 25% and 23% of the nine month periods ended June 28, 1998 and June 29, 1997, respectively. The increase in selling, general and administrative expenses as a percentage of sales in fiscal 1998 was primarily attributable to higher Company wide selling costs to achieve future revenue objectives.

  Income before provision for income taxes of $4.9 million for the nine months ended June 28, 1998 increased 26% compared to $3.9 million for the nine months ended June 29, 1997. The increase was primarily due to higher sales and higher gross margins.

  The year-to-date effective income tax rate for fiscals 1998 and 1997 was estimated at 32% .

  LIQUIDITY AND CAPITAL RESOURCES

  The Company had working capital of $18.2 million at June 28,1998 compared to $16.5 million at September 28,1997. During the second quarter cash flows provided from financing activities included approximately one and a half million dollars from sales of property, plant and equipment.

  The Company's management believes it has sufficient working capital to meet its liquidity needs.

  As of June 28, 1998, the Company had no material commitments for capital expenditures.

  SEGMENT INFORMATION

  The Company's business segments are:

  Information Solutions: rugged, handheld passive and programmable terminals and computers, vehicle diagnostic information systems and decision support systems.

  Power Solutions: power systems, electronic lamp ballasts and solenoids.

  Summarized below are the Company's segment sales and operating income by business segment for the three months and nine months ended June 28, 1998 and June 29, 1997 in thousands.


                                          Three Months Ended                                 Nine Months Ended
                                    June 29,                 June 28,                 June 29,                 June 28,
                                      1997                     1998                     1997                     1998
                                --------------            -------------             ------------             ------------
Net Sales
 Information Solutions                $ 7,900                  $18,588                  $22,497                  $52,653
 Power Solutions                        7,662                    5,810                   21,396                   16,842
                                      -------                  -------                  -------                  -------
                                      $15,562                  $24,398                  $43,893                  $69,495
                                      =======                  =======                  =======                  =======


Operating Income
 Information Solutions                $ 1,053                  $ 3,499                  $ 3,081                  $ 9,070
 Power Solutions                        1,203                      585                    3,379                    2,147
 Corporate (a)                           (666)                  (1,311)                  (1,920)                  (3,889)
                                      -------                  -------                  -------                  -------
                                      $ 1,590                  $ 2,773                  $ 4,540                  $ 7,328
                                      =======                  =======                  =======                  =======

  (a) Includes corporate expenses and amortization of goodwill

                                WPI GROUP, INC.

                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.   Exhibits

              27  Financial Data Schedule


         B.   Reports on Form 8-K

              On August 7, 1998 the Registrant filed a report on Form 8-K reporting the completion of the acquisition of the ANG Instruments division of Allard Nazarian Group, Inc. The Registrant also reported under Item 5 the acquisition of the Lucas Schaevitz product line and a new $75 million credit facility with Fleet Bank.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.



                                WPI GROUP, INC.
                                 (Registrant)



Date: August 10,1998                            By: /s/Dennis M. Deegan
                                                    -------------------
                                                    Dennis M. Deegan
                                                    President and
                                                    Chief Operating Officer



Date: August 10,1998                            By: /s/John W. Powers
                                                    -----------------
                                                    John W. Powers
                                                    Vice President and
                                                    Chief Financial Officer