Form 10-K405
period 1998-09-30
WPI GROUP INC
filed 1999-01-07
CIK 881771

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended September 27, 1998
                               OR

[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from     to
                                  ----    ----

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
Yes   X  No
      -     -
Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

As of December 7, 1998, the aggregate market value of the 5,053,103 outstanding shares of voting stock held by non-affiliates of the registrant was $33,158,461.

As of December 7, 1998, 6,031,404 shares of the Registrant's Common Stock, par value $.01 per share, were issued and outstanding.

               Documents Incorporated by Reference
               -----------------------------------
Portions of the following documents are incorporated by reference in this report on Form 10-K:

1)   Annual Report to Shareholders for fiscal year ended
     September 27,1998 (Part II).

2)   Proxy Statement dated January 15, 1999 for the Registrant's
     Annual Shareholder's Meeting to be held on February 9, 1999
     (Part III).

                             PART I

Item 1. Business

General

WPI  Group, Inc. ("WPI" or the "Company") designs, manufactures and markets high value added products used in mission critical systems for a wide range of applications through two operating groups:
Information Solutions and Industrial Technology. The Information Solutions Group is a leading manufacturer of rugged handheld
computers and terminals  designed  to  function under   harsh
environmental  conditions.   Unlike  conventional computer  equipment,
many of WPI's computers and terminals  can  function after  a  10 foot drop to concrete, total immersion in water, exposure to extreme temperatures as well as dust and other harmful agents, and can
operate for up to 30 hours  on  a  single battery  charge.   WPI's
products are used in a variety of applications such as vehicle monitoring and maintenance, utility field service and factory automation. The Industrial Technology Group produces four distinct product lines:  Industrial  Power Conversion  Systems (heavy duty power supplies used in elevators and semiconductor and thermal processing equipment); Electronic Ballasts (small specialized
power supplies that power lamps  used in   medical   equipment,
multimedia  projectors  and   lighting systems); Precision  Solenoids
(electro-mechanical  devices which   are   incorporated  into
cameras,  printers  and   other products); and Precision
Electromechanical Instruments (avionic components and subsystems, inertial sensors,and digital and analog panel meters).

The  Information Solutions Group's product line consists of three
types   of   handheld   devices:  terminals,   sold   under   the
Oyster/Termiflex and MPSI brand names; handheld computers, sold under the Husky and MicroPalm brand names; and laptop computers,
sold  under  the  Husky and MPSI brand names.   WPI  sells  these
products  through  a  direct sales force,  value-added  resellers
("VARs")   and  distributors,  primarily  to  original   equipment
manufacturers ("OEMs") and end-users.

The  Industrial  Technology Group manufactures highly  engineered
electrical   and   electronic  equipment  and  electromechanical
devices and precision electromechanical instruments which are typically mission critical components designed  into  larger  systems.
These systems are  used  in  products  as diverse   as aircraft,
telecommunications, consumer electronics,elevators, semiconductor processing and thermal processing,specialty lamps, cameras, printers and computer equipment. WPI sells its Industrial Technology Group products through a direct sales force and independent sales representatives, primarily to OEMs and end-users.

The Company was incorporated in New Hampshire in 1948 and its corporate headquarters are located at 1155 Elm Street, Manchester, New
Hampshire 03101.  Its telephone number is (603) 627-3500.

Growth Strategy

WPI employs an aggressive growth strategy focused on internal expansion and growth through acquisitions. The following are key elements of WPI's strategy:

- Expansion Into New Vertical Markets. The rugged handheld market is composed of a series of discrete vertical markets focused on application software, such as utility meter reading or vehicle maintenance. The WPI sales force works closely with OEMs, VARs and end-users to identify niche market applications and develops products, driven from existing technology when possible, to meet customer requirements in these markets. By collaborating with software suppliers or in some cases supplying the software itself, WPI works aggressively to increase the number of vertical markets into which its rugged handheld products are sold.

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

- Acquisitions.  Since 1993, WPI has completed eight acquisitions.
  Management  analyzes  each  acquisition  opportunity  using   a
  stringent set of criteria, including its fit with existing operations, opportunities for product line enhancements and
  rationalizations,   facilities  consolidation   and   marketing
  leverage. WPI intends to aggressively pursue acquisitions which will expand and enhance its existing products and sales and service capabilities as well as provide entry into new vertical markets.

Acquisitions

In October 1993, WPI acquired the solenoid product line from Magnetec Corporation ("Magnetec"). Magnetec had been a supplier of standard and custom linear actuators to the industry for more than two decades. The Magnetec product line complemented the product offerings and manufacturing capabilities of WPI's Industrial Technology Group.

In May 1994, WPI completed the acquisition of all of the outstanding stock of Termiflex Corporation, a New Hampshire-based manufacturer of rugged hand-held and panel- mounted programmable terminals. The acquisition allowed WPI to expand into the rapidly growing market for industria information solutions. Later that year, in September 1994, WPI acquired all of the outstanding stock of Micro Palm Computers, Inc. ("Micro Palm"), a Florida-based manufacturer of rugged, DOS/386 compatible hand-held
PCs designed for  use  in  hostile, field-based applications.
Micro Palm's operations were moved to Termiflex's New Hampshire facility in 1994.

In  November 1995, WPI acquired all of the outstanding  stock  of
Micro   Processor   Systems,  Inc.  ("MPSI"),  a   Michigan-based
manufacturer of diagnostic and information-related systems and equipment,including Windows(registered trademark)-based computers, for the automotive and heavy duty vehicle industries. In addition to the expansion of its hardware offerings, the acquisition of
MPSI  gave  WPI significant   capabilities  in  the   development
of advanced diagnostic and decision support software as well as a significant presence in the growing market for information systems in the transportation industry.

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

In August 1998, WPI completed the acquisition of ANG Instruments and the Lucas Schaevitz inertial sensor product line. ANG is a New Hampshire-based producer of avionics components and subsystems, inertial sensors and digital and analog panel meters used in the aerospace, electronic instrumentation, telecommunications,consumer electronics and other industries. Lucas Schaevitz is a Virginia-based manufacturer of inertial sensors are used in flight control systems for helicopters, aircraft guidance and control systems, guidance systems for missiles,earthmoving and paving equipment,shipboard systems, mass transit deceleration systems, and fault detection for high speed railways.


Products

Information Solutions

WPI's  Information  Solutions  Group  designs,  manufactures  and markets rugged handheld terminals, PCs and laptop computers for a variety of applications worldwide. The designation "rugged" signifies that the products are capable of withstanding levels of
impact,   moisture, dust and temperature range in excess  of  the
design   tolerances  of  conventional  handheld   terminals   and
computers.  For example, many of WPI's products are designed to endure up to a ten foot drop to concrete, submersion in water
indefinitely, temperature   ranges  from  minus  20  degrees  to
140 degrees Fahrenheit and exposure to heavy dust and other harmful agents. Because these characteristics are most useful in non-office locations such as construction sites, service vehicles, garages, forests and other remote locations where electric power is often unavailable, many of WPI's products are battery operated and are designed to run between 10 and 30 hours on a single battery charge. WPI achieves these  performance  characteristics  through  a  combination of proprietary  design techniques and the use of special components.
Special  shock-resistant  internal  suspensions,  together   with
casings of high impact plastics or lightweight magnesium, shield the circuit boards and other components from severe impacts.

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

Laptop Computers: These rugged devices are Windows(registered trademark) -based systems with full function displays. WPI's
rugged   laptop computers  are  specifically  designed  for  use
in the field. Although they have the same computing power, flexibility and connectivity as a conventional laptop computer, WPI's laptops, unlike conventional equipment, can withstand knocks, dust, dampness and temperature shocks. Moreover, while a conventional computer might have a battery life of 2 to 3 hours, WPI's laptops can last up to 10 hours on a single charge. They are used in applications which require a full function computer and the absolute safety and integrity of data in all field conditions. WPI's rugged laptop computers are used in many applications, including field service engineering, mapping, geographic information processing and "scene of incident" reporting.

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

In addition to the three WPI rugged handheld product lines, WPI offers diagnostic and decision support software, ranging from application cartridges with connectivity and diagnostic support for particular vehicles to powerful database building tools incorporated with expert "reasoning agents" that support solving
maintenance  and service problems and decision making.   WPI  has
developed programs for the maintenance and monitoring of autos, heavy duty trucks, construction equipment and agricultural vehicles.

Industrial Technology

WPI's Industrial Technology Group designs, manufactures and sells four lines of power products: Industrial power conversion systems, electronic ballasts, precision solenoids and precision
instruments.  All of the product   lines   are   highly  engineered
application-critical components that are designed into larger systems. Typically, WPI engineers will work closely with a customer during the design of the customer's system. This high degree of customer involvement results in WPI's products being designed into the system, often making WPI a sole source or preferred supplier. The Industrial Technology Group contains the original product line on which WPI
was   founded.   The  predecessor  company  to  WPI  entered  the
industrial transformer business in 1948. Since that time, WPI has entered the electronic ballast business in 1983, the precision solenoid business in 1993, with the acquisition of the Magnetec product line and the precision instruments business in 1998, with the acquisition of ANG Instruments and the Lucas Schaevitz product line.

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

Electronic Ballasts. These products are specialized power supplies used to ignite and power high intensity arc lamps. Arc lamps provide approximately five times the light intensity of incandescent lamps and are used in a variety of medical and
commercial  applications,  including  medical   endoscopes,
multimedia projection, entertainment lighting and high intensity discharge ("HID") commercial lighting. An arc lamp is a sealed glass bulb containing gases or metal vapors and electrodes. Upon application of high voltage by the ballast, an arc is ignited between the electrodes, resulting in the ionization of the gas or vapor and the emission of light. Following ignition, the ballast maintains constant power to assure consistent light intensity. WPI's electronic ballasts are used to power metal halide, mercury vapor, high pressure sodium and xenon arc lamps.

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

Precision Electromechanical Instruments. These products include avionic components and subsystems, analog panel meters, eliptical bargraph panel meters, and accelerometers, inclinometers and inertial sensor systems. The Company's avionic components and subsystems include reliably engineered instrumentation components which are designed to present information accurately, simply and intelligently to the aircraft pilot. The Company's avionic components and subsystems are found in most major commercial, military and private aircraft. The Company's digital and analog panel meters are used to measure and display a wide variety of variables and inputs in a number of applications,including industrial process control systems, handheld instrumentation,consumer electronics, medical devices and telecommunications. The Company's inertial sensors are highly accurate measuring devices which detect and measure changes in acceleration, horizontal angle or vertical deviation. They are used in a wide variety of applications, including helicopter flight control systems, aircraft guidance and control systems, large machinery installation, pipeline leveling,heavy construction equipment and control systems, weapons platform systems, and fault detection equipment.

Customers

For Fiscal 1998, no customer represented 10% or more of WPI's net sales. For Fiscal 1997, one customer represented 11% of WPI's net sales.
For Fiscal 1996, two customers accounted for 11% and 10%, respectively, of WPI's net sales.

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

Sales and marketing of rugged handheld hardware and software is carried out by a group of approximately 85 employees. The sales force operates out of offices in the United States, the United Kingdom, France, Germany and Sweden. Information Solutions Group products are sold directly to OEMs, end-users, VARs and distributors. A typical end-user utilizes WPI's products for specific applications rather than general computing purposes. Accordingly, applications software is an integral part of the rugged handheld hardware products and is an important part of the sale. WPI has focused its sales efforts on a number of vertical markets where it sells its own applications software, on VARs that supply the applications software and on sophisticated end-users that develop their own application software.

WPI's Industrial Technology Group products are sold through approximately 40 sales and marketing employees and approximately 25 manufacturers' representatives throughout North America and, to a lesser extent, in Europe. Because of the technical nature of the products and WPI's emphasis on custom-design and development, the Company relies on its engineering staff to support sales efforts. Applications engineers are available to discuss new applications, technical matters and customer needs with existing and potential customers. WPI's sales force works closely with its marketing group to follow up on sales leads and with the product development team to develop cost-effective solutions to its customers' requirements. To complement these activities, the customer service staff interfaces with customers regarding delivery schedules and monitors customer satisfaction.

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

Backlog

WPI  manufactures  its  products against orders  from  customers.
Backlog  is comprised of orders for products that generally have scheduled shipment dates within 12 months. Some orders in WPI's backlog may be canceled under certain conditions, although cancellation rarely occurs. As of September 27, 1998, WPI had a backlog of approximately $23.6 million, compared with a total backlog  of
approximately  $16.9 million  at September  28,  1997.   Management
believes that most of WPI's backlog at September 27, 1998 will be shipped in the 12 months following that date. Because many of its contracts are performed within short time periods after receipt of an order, WPI does not believe that the level of its backlog is a meaningful predictor of its future results.

Product Development

WPI believes that its commitment to product development in its Information Solutions and Industrial Technology groups is a critical element of its strategy aimed at exploiting niche markets for each group's products. WPI's product development activities are focused on the design of products identified by
both  its  customers and its sales and marketing groups.   A  key
element  of WPI's product development activities is the expansion
of  product  offerings based on its existing  technologies.   WPI
charged to operations approximately $2.9 million, $4.0 million and $5.1 million for new product development in Fiscal 1996, 1997
and  1998, respectively.    Expenditures  on new  product
development represented approximately 6%, 6% and 5% of net revenues in Fiscal 1996, 1997 and 1998, respectively.


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

Industrial Technology Group

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

WPI  has  several  established  competitors  in  the  market  for solenoids, some of which are larger, and some of which are smaller, than WPI. WPI believes that, in these markets, it competes favorably against its competitors by offering high quality, dependable products, superior engineering expertise and innovative, custom-tailored solutions.

WPI has several established competitors in the market for avionics, inertial sensors and digital and analog meters. Some of these competitors are larger, and some are smaller than WPI. WPI believes that it competes favorably against its competitors in these markets by offering vertical integration, high quality dependable products, superior engineering expertise and a high level of customer support.

Employees

As of December 18, 1998, WPI employed approximately 1,025 people, 725 of whom work in manufacturing, 75 of whom work in administration, 100 of whom work in product development and 125 of whom work in sales and marketing. None of the Company's employees is represented by a union, and management believes that the Company's employee relations are good.

Item 2. Property

Properties

The  Company  currently owns and operates properties  located  in
Warner,  New Hampshire and Cwmbran, United Kingdom.   The  Warner
property  is  comprised of approximately 80,000  square  feet  of
modern   facilities  used  primarily  for  the   manufacture   of
Industrial Technology Group products. The Cwmbran property is comprised of approximately 26,000 square feet of manufacturing facilities to produce handheld terminals. The Company leases
approximately   17,000   square  feet  of  modern   manufacturing
facilities  in  Sterling Heights, Michigan to produce  diagnostic
tools;   40,000  square  feet  of  manufacturing  facilities   in
Coventry,   United  Kingdom  to  produce  handheld   and   laptop
computers; 60,000 square feet of manufacturing facilities in Manchester, New Hampshire to produce digital and analog meters, inertial sensors and avionics; and 19,000 square feet of manufacturing facilities in Bridgetown, Barbados to produce analog meters. The Company leases approximately 12,000 square feet of office space in Manchester, New Hampshire which houses its corporate offices. In addition, the Company leases office space in six locations in the United States, France, Germany and Sweden for use by its sales and service staff. WPI believes that its existing space is adequate for its current needs.

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



                             Part II

Item 5. Market for Registrant's Common Stock and Related
Stockholder Matters

The information required by this item is incorporated herein by reference to the information captioned "Shareholder Information" on page 28 of the Registrant's Annual report to Shareholders for the fiscal year ended September 27, 1998 (the "1998 Annual Report").

Item 6. Selected Financial Data

The information required by this item is incorporated by reference to the information captioned "Financial Highlights" on the inside front cover of the 1998 Annual Report.

Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operations

The information required by this item is incorporated herein by reference to the information captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 13, 14 and 15 of the 1998 Annual Report.


Item 8. Financial Statements and Supplementary Data

The financial statements of the Registrant required by this item are incorporated herein by reference to pages 16 through 27 of the 1998 Annual Report.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

                            Part III

Item 10. Directors and Executive Officers of the Registrant

(a) Directors. The information with respect to directors required by this item is incorporated herein by reference to pages 5 and 6 of the Registrant's Proxy Statement dated January 15, 1999 for the annual shareholders meeting to be held on February 9, 1999 (the "1999 Proxy Statement").

(b) Executive Officers. The information with respect to executive officers required by this item is set forth below:

              EXECUTIVE OFFICERS OF THE REGISTRANT

Name                Age    Position with the Company
----                ---    -------------------------
Michael Foster      63     Chairman of the Board of
                           Directors and
                           Chief Executive Officer

Dennis Deegan       54     President and Chief Operating
                           Officer

John Allard         33     Senior Vice President, Business
                           Development

John Powers         41     Vice President and Chief
                           Financial Officer

Karen Hebert        38     Vice President, Human Resources

Timothy Jones       54     Vice President, Information
                           Solutions Group

Richard Longo       52     Vice President, Industrial
                           Technology Group

Michael Tule        37     Vice President, General Counsel
                           and Secretary

Michael Foster, Chairman of the Board of Directors and Chief Executive Officer, led the leveraged buy-out of the Company from Walker Magnetics Group, Inc. in October 1988. Since 1997, Mr. Foster has been a director of Foilmark, Inc., a Massachusetts-based manufacturer of metallic foils and foil stamping machinery.

Dennis Deegan has served as President and Chief Operating Officer of the Company since June 1996. From October 1988 to June 1996,
Mr.  Deegan  served  as Executive Vice President,  Treasurer  and
Chief Financial Officer.

John Allard has been Senior Vice President, Business Development since September 1998. From December 1992 to August 1998, Mr.
Allard was President and CEO of Allard Nazarian Group, Inc., which included Jewell Electrical Instruments, a manufacturer of avoinics components, subsystems, and panel meters, and Granite State
Manufacturing, a contract manufacturing service. From June 1988 to November 1992, Mr. Allard was President and CEO of Jewell Electronics, Inc. From December 1992 to December 1996, Mr. Allard also served as CEO and a Director of the Aerospace Displays Systems Group located in Hatfield, Pennsylvania.

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

Timothy Jones has served as Vice President, Information Solutions Group since November 1995. From September 1995 to November 1995, Mr. Jones served as Assistant to the Chairman. From 1993 to 1995, Mr. Jones was President of Ionic Fuel Technology, Inc. From 1991 to 1995, Mr. Jones was President of Plume & Atwood, Inc.

Richard Longo has served as Vice President, Industrial Technology Group since June 1998. From September 1996 to June 1998, Mr. Longo was President of Thunderline-Z, a New Hampshire-based manufacturer of components for the microelectric and microwave industries. From July 1986 to September 1996, Mr. Longo was Vice President for O.S. Walker Corporation, the world's largest manufacturer of industrial magnetics. At O.S. Walker, Mr. Longo was responsible for leading the sales and marketing group and had operational responsibility for several facilities worldwide.

Michael Tule has served as Vice President and General Counsel of the Company since March 1996. Mr. Tule has served as Secretary since December 1994. From 1987 to 1996, Mr. Tule was an attorney at McLane, Graf, Raulerson & Middleton, Professional Association.


Item 11. Executive Compensation

The information required under this item is incorporated herein by reference to pages 7 through 10 of the 1999 Proxy Statement.


Item  12.  Security  Ownership of Certain Beneficial  Owners  and
Management

The information required by this item is incorporated herein by reference to pages 3 and 4 of the 1999 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to page 11 of the 1999 Proxy Statement.

Item  14. Exhibits, Financial Statement Schedules and Reports  on
Form 8-K

(a)  Documents filed as part of the Report:

          (1) Financial Statements of the Registrant and Report of Independent Public Accountants thereon incorporated herein by reference to pages 16 through 27 of the 1998 Annual Report.

               Consolidated Balance Sheets, September  27,  1998
               and September 28, 1997.

               Consolidated  Statements of Income for  the  Years
               Ended  September 27, 1998, September 28, 1997  and
               September 29, 1996.

               Consolidated Statements of Stockholders' Equity for the Years Ended September 27, 1998, September
               28, 1997 and September 29, 1996.


               Consolidated  Statements of  Cash  Flows  for  the
               Years Ended September 27, 1998, September 28, 1997 and September 29, 1996.

               Notes to Consolidated Financial Statements.

               Report of Independent Public Accountants.

          (2)   Financial  Statement Schedule and  Auditors'
                Report

               Title                                           Schedule
               -----                                           --------
               Valuation and Qualifying Accounts                  II

               All schedules omitted are inapplicable or the information required is shown in the Consolidated Financial Statements or notes thereto. The auditors' report of Arthur Andersen LLP with respect to the Financial Statement Schedule is located on page 13 of this Report.

          (3)  Exhibits:

                Incorporated by reference to the Exhibit Index at the end of this report.

     (b)   The Registrant has filed the following reports on Form
           8-K during quarter ended September 27, 1998:

                 On August 4, 1998, the Registrant filed a Current Report on Form 8-K dated as of August 3, 1998 announcing the acquisition of the assets of the ANG Instruments division of Allard-Nazarian Group, Inc.

                 On October 16, 1998, the Registrant filed Amendment No. 1 to Current Report on Form 8-K dated as of August 3, 1998 with respect to the acquisition of the assets of ANG Instruments in which the following financial statements were filed:

                      ANG Instruments, a division of Allard-Nazarian Group, Inc. Financial Statements as of July 31, 1998.

                      Pro Forma Combined Financial Statements for WPI Group, Inc. and ANG Instruments as of June 28, 1998.

    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTARY
                            SCHEDULE


TO WPI GROUP, INC.

We have audited, in accordance with generally accepted auditing standards, the consolidated balance sheets as of September 27,
1998 and September 28, 1997 and the related statements of operations, stockholders' equity and cash flows for each of the three  years in the period ended September 27, 1998 of WPI Group,
Inc.  included  in  this Form 10-K, and have  issued  our  report thereon dated December 10, 1998 (except with respect to the matter discussed in Note 3, as to which the date is December 27, 1998). Our audit was made for the purpose of forming an opinion on those
statements  taken  as  a whole.   The  schedule listed in Item 14(a)
of the index  is  the responsibility of the Company's management and
is  presented  for purposes   of   complying  with  the  Securities
and   Exchange Commission's  rules  and are not part of the  basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state, in all material respects, the supplemental financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP


Boston, Massachusetts
December 10, 1998

                WPI GROUP, INC. AND SUBSIDIARIES
                VALUATION AND QUALIFYING ACCOUNTS

 For the years ended September 27, 1998, September 28, 1997 and
 September 29, 1996

                                                          Additions
                                               -------------------------------



                                   Balance at   Charged to
                                   beginning    costs and                 Charged to                        Balance at
                                   of period    expenses    Acquisitions  other accounts  Deductions        end of period
                                   ---------    ----------  ------------  --------------  ----------        -------------
1998
  Allowance for doubtful accounts  $1,237,000   $   49,164  $ 75,728      $ 6,170         $    85,062 (1)    $1,283,000
  Acquisition reserves                286,226         -      948,011           -              362,152 (2)       872,085

1997
  Allowance for doubtful accounts  $  244,300   $1,026,119  $   77,544    $    -          $   110,963 (1)   $1,237,000
  Acquisition reserves                622,763         -      1,099,436         -            1,435,973 (2)      286,226

1996
  Allowance for doubtful accounts  $  217,000   $    2,788  $  146,300    $    -          $   121,788 (1)   $  244,300
  Acquistion reserves                 232,555         -      1,482,500         -            1,092,292 (2)      622,763

(1)  Accounts deemed uncollectible, net of recoveries
(2)  Acquistion costs paid/charges incurred

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                        WPI GROUP, INC.

January 7, 1999                             By:/s/Michael Foster
                                                -----------------
                                                   Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature              Title                         Date
----------             -----                         -----

/s/Michael Foster     Director, Chairman             January 7, 1999
-----------------     and Chief Executive Officer
Michael Foster        (Principal Executive Officer)


/s/Dennis Deegan      Director, President and        January 7, 1999
----------------      Chief Operating Officer
Dennis Deegan

/s/ John Powers       Vice President and             January 7, 1999
---------------       Chief Financial Officer
John Powers           (Principal Financial and
                      Accounting Officer)

/s/ John Allard       Director, Senior Vice          January 7, 1999
---------------       President,Business Development


/s/ Stephen Carlotti  Director                       January 7, 1999
--------------------
Stephen Carlotti


/s/Peter Danforth     Director                       January 7, 1999
-----------------
Peter Danforth


/s/Paul Giovacchini   Director                       January 7, 1999
-------------------
Paul Giovacchini


/s/Irving Gutin       Director                       January 7, 1999
---------------
Irving Gutin


/s/Steven Shulman     Director                       January 7, 1999
-----------------
Steven Shulman


/s/Bernard Tenenbaum  Director                       January 7, 1999
--------------------
Bernard Tenenbaum

                          EXHIBIT INDEX

     Certain of the following exhibits, designated with an asterisk (*) are filed herewith. The exhibits not designated have been previously filed with the Commission and are incorporated herein by reference to the documents indicated following the descriptions of such exhibits.

                                                       Page No.
    Exhibit                                            Of Paper
    No.      Description                               Filing
    -------  -----------                               --------

    3.1      Amended   and   Restated   Articles   of
             Incorporation   of   the   Company   are
             incorporated by reference to Exhibit 3.1 to the Registrant's Report on Form 10-
             KSB for the year ended September 29, 1996.

    3.2 Bylaws of the Company are incorporated by reference to Exhibit 3.2 of the Registrant's Registration Statement on
             Form S-4 filed with the Commission on February 22, 1994, Registration No. 33-
             75656.

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

    10.4     Stock Purchase Agreement, dated November
             7, 1995 between WPI Group, Inc. and IVHS
             Technologies, Inc., previously filed and incorporated by reference to Exhibit
             28.13 of Registrant's report on Form  8-
             K, dated November 10, 1995.

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

    10.7     Asset Purchase Agreement dated as of July
             31, 1998 by and among WPI Instruments, Inc.,
             Allard-Nazarian Group, Inc., Modutec, Inc.,
             A.M. Instruments, Inc., and others, previously filed and incorporated by reference to Exhibit
             10.24 in Registrant's report on Form 8-K dated August 3, 1998.

                                                          Page No.
    Exhibit                                               Of Paper
    No.      Description                                  Filing
    -------  -----------                                  --------

  * 10.8     Inertial Products Purchase Agreement dated
             July 30, 1998 by and among Allard-Nazarian
             Group, Inc. and Lucas Automation and Control
             Engineering, Inc.

    10.9     Walker   Power,   Inc.  Employee   Stock
             Purchase  Plan  and  Bonus  Award   Plan
             adopted  May  7, 1992, previously  filed
             and incorporated by reference to Exhibit
             28.1  of  Registrant's  Registration  on
             Form   S-8   filed  on  June  1,   1992,
             Registration No. 33-48285.

    10.10    Termiflex   Corporation  1981   Employee
             Incentive Stock Option Plan,
             previously  filed  and  incorporated  by
             reference   to  Exhibit  10.1   of   the
             Termiflex Registration Statement No.  2-
             85910-B on Form S-8.


  10.11    The 1992 Stock Option Plan for Directors
             of    Micro   Palm   Computers,    Inc.,
             previously  filed  and  incorporated  by
             reference   to  Exhibit  99.4   of   the
             Registrant's  Registration Statement  on
             Form   S-8  filed  February  28,   1996,
             Registration No. 333-1696.

    10.12    WPI  Group, Inc. Change in Control  Plan
             adopted  December  15, 1995,  previously
             filed  and incorporated by reference  to
             Exhibit 10.8 to the Registrant's  Report
             on   Form  10-KSB  for  the  year  ended
             September 29, 1996.

    10.13    WPI  Group,  Inc.  1997  Employee  Stock
             Purchase Plan and Bonus Award Plan, each
             adopted on February 12, 1997, previously
             filed  and incorporated by reference  to
             Exhibit    99    to   the   Registrant's
             Registration on Form S-8 filed  June  3,
             1997 Registration No. 333-28335.

    10.14    WPI  Group,  Inc. 1997 Equity  Incentive
             Plan, adopted June 10, 1997, as amended on December 12, 1997, previously filed and incorporated by reference to Exhibit
             A of the Registrant's Proxy Statement dated January 9, 1998.

    10.15    Noncompetition agreement, dated  January
             17, 1994, by and between WPI Group, Inc.
             and   William  E.  Fletcher,  previously
             filed  and incorporated by reference  to
             Exhibit 10.7 of the Registrant's  report
             on   Form  10-KSB  for  the  year  ended
             September 25, 1996.

    10.16    Lease  agreement, dated October 7, 1994,
             by and between WPI Group, Inc. and State
             Mutual   Life   Assurance   Company   of
             America,     previously    filed     and
             incorporated  by  reference  to  Exhibit
             10.9  of the Registrant's report on Form
             10-KSB for the year ended September 24, 1995.

    10.17 WPI Group, Inc. 1995 Stock Option Plan, adopted June 6, 1995, previously filed and incorporated by reference to Exhibit
             10.10 of Registrant's report on Form 10-
             KSB for the year ended September 24, 1995.


    10.18    Commercial Loan Agreement, dated October
             24,    1995,   previously   filed    and
             incorporated by reference to Exhibit 4.9 of the Registrant's Report on Form 10-
             KSB for the year ended September 24, 1995.

                                                          Page No.
    Exhibit                                               Of Paper
    No.      Description                                  Filing
    -------  -----------                                  --------


    10.19    First Amendment dated March 20, 1996  to
             Commercial Loan Agreement dated  October
             24,    1995,   previously   filed    and
             incorporated by reference to Exhibit 4.4 of the Registrant's Report on Form 10-
             KSB for the year ended September 29, 1996.

    10.20    Second Amendment dated July 12, 1996  to
             Commercial Loan Agreement dated  October
             24,    1995,   previously   filed    and
             incorporated by reference to Exhibit 4.6 of the Registrant's Report on Form 10-
             KSB for the year ended September 29, 1996.

    10.21    Third Amendment dated February 27,  1997
             to   Commercial  Loan  Agreement   dated
             October 24, 1995 is incorporated by reference to Registrant's report on Form
             10-Q for the period ended March 30, 1997.

    10.22 Revolving Line of Credit Promissory Note dated February 27, 1997, replacement to Revolving Line of Credit Promissory Note dated July 12, 1996, previously filed and incorporated by reference to Exhibit
             4.1 of the Registrant's Report on Form 8-
             K for the period ended March 30, 1997.

    10.23    Fourth Amendment dated June 20, 1997  to
             Commercial Loan Agreement dated  October
             24,    1997,   previously   filed    and
             incorporated  by  reference  to  Exhibit
             4.13 in Registrant's Report on Form 8-K dated June 25, 1996.

    10.24    Promissory  Note dated  June  20,  1997,
             previously  filed  and  incorporated  by
             reference    to    Exhibit    4.14    in
             Registrant's  Report on Form  8-K  dated
             June 25, 1997.

    10.25    Stock   Pledge  and  Security  Agreement
             dated June 20, 1997, previously filed and incorporated by reference to Exhibit
             4.15 in Registrant's Report on Form 8-K dated June 25, 1997.

  * 10.26 Credit Agreement dated August 3, 1998 by and among Fleet Bank - NH and the Registrant.

  * 10.27    First Amendment dated October 30, 1998 to
             Credit Agreement dated August 3, 1998.

  * 10.28 Revolving Note dated October 30, 1998 in the principal amount of $3,333,333.33.

  * 10.29 Revolving Note dated October 30, 1998 in the principal amount of $4,000,000.

  * 10.30 Revolving Note dated October 30, 1998 in the principal amount of $2,666,666.67.

  * 10.31 Revolving Note dated October 30, 1998 in the principal amount of $4,000,000.

  * 10.32 Revolving Noted dated October 30, 1998 in the principal amount of $6,000,000.

                                                          Page No.
    Exhibit                                               Of Paper
    No.      Description                                  Filing
    -------  -----------                                  --------


  * 10.33 Term A Note dated October 30, 1998 in the principal amount of $5,000,000.

  * 10.34 Term A Note dated October 30, 1998 in the principal amount of $6,000,000.

  * 10.35 Term A Note dated October 30, 1998 in the principal amount of $4,000,000.

  * 10.36 Term A Note dated October 30, 1998 in the principal amount of $6,000,000.

  * 10.37 Term A Note dated October 30, 1998 in the principal amount of $9,000,000.

  * 10.38 Term B Note dated October 30, 1998 in the principal amount of $4,166,666.67.

  * 10.39 Term B Note dated October 30, 1998 in the principal amount of $5,000,000.

  * 10.40 Term B Note dated October 30, 1998 in the principal amount of $15,833,333.33.

  * 10.41 Second Amendment to Credit Agreement dated as of December 27, 1998.

  * 10.42    Waiver dated as of December 27, 1998.

  * 10.43 Lease Agreement dated September 10, 1986 as amended on September 10, 1986, September
             1, 1991 and January 1, 1998 by and between
             850 Perimeter Rd/NA, LLC (formerly, NA Realty) and WPI Instruments, Inc.

  * 13       Portions of the 1998 Annual Report.

  * 21 List of subsidiaries of the Registrant as of September 27, 1998.

  * 23       Consent of Arthur Andersen LLP

  * 27       Financial Data Schedule