Form 10-Q
period 1998-12-27
WPI GROUP INC
filed 1999-02-10
CIK 881771

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10 Q

(Mark One)

/XX/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

     For the quarterly period ended December 27, 1998

/ /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

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


Registrant's telephone number including area code: (603)627-3500
                                                   -------------
-------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report)

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
Yes     No
   ---    ---
Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          Class                  Outstanding as of January 26,1999
          -----                  ---------------------------------
Common Stock, par value $.01              6,044,090 shares

                         WPI GROUP, INC.


                             INDEX
                             -----
                                                     Page No.
                                                     --------
PART I - FINANCIAL INFORMATION
  Item 1. Consolidated Financial Statements

         Consolidated Balance Sheets                     3
         - December 27,1998 and September 27,1998

         Consolidated Statements of Income               4
         - Three months ended December 27,1998
           and December 28,1997

         Consolidated Statements of Cash Flows           5
         - Three months ended December 27,1998
           and December 28,1997

         Notes to Consolidated Financial
         Statements                                      6

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations  7

PART II - OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K               8

SIGNATURES                                               9

                         WPI GROUP, INC.

                   CONSOLIDATED BALANCE SHEETS


                                            September 27,    December 27,
                                                1998            1998
                                            -------------    ------------
                                                             (unaudited)

ASSETS

CURRENT ASSETS

  Cash and cash equivalents                 $     159,518    $     47,300
  Accounts receivable - net of
  allowance for doubtful accounts of
  $1,283,000 and $1,302,000,
  respectively                                 21,123,792      20,176,582
  Accounts receivable - other                     270,611         279,906
  Inventories                                  14,188,286      15,210,104
  Prepaid expenses and other current
  assets                                        1,562,048       2,014,097
  Prepaid income taxes                          2,551,616       2,551,459
  Refundable income taxes                         620,578         713,750
                                            -------------    ------------

      Total current assets                     40,476,449      40,993,198

PROPERTY, PLANT AND EQUIPMENT
  at cost, less accumulated
  depreciation                                 15,514,291      15,440,814
OTHER ASSETS                                   54,132,417      53,811,143
                                            -------------    ------------
                                            $ 110,123,157    $110,245,155
                                            =============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt         $   3,715,748    $  3,715,748
  Accounts payable                              7,776,470       6,685,453
  Accrued expenses                              5,985,304       4,980,552
  Accrued income taxes                          1,672,166       1,601,421
                                            -------------    ------------

       Total current liabilities               19,149,688      16,983,174
                                            -------------    ------------
LONG-TERM DEBT                                 62,638,964      65,436,249
                                            -------------    ------------
DEFERRED INCOME TAXES                           3,091,995       3,100,135
                                            -------------    ------------
COMMITMENTS
STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value;
   authorized 20,000,000 shares;
   issued and outstanding 6,028,204
   and 6,037,024, respectively.                    60,282          60,370
   Additional paid-in capital                  14,169,771      14,201,882
   Retained earnings                           10,418,044      10,142,566
   Cumulative foreign currency
   translation adjustments                        594,413         320,779
                                            -------------    ------------

         Total stockholders' equity            25,242,510      24,725,597
                                            -------------    ------------

                                            $ 110,123,157    $110,245,155
                                            =============    ============

                See notes to financial statements

                         WPI GROUP, INC.
                CONSOLIDATED STATEMENTS OF INCOME
                           (unaudited)

                                                Three Months Ended
                                            December 28,     December 27,
                                               1997             1998
                                            -------------    -------------

NET SALES                                   $  21,970,619    $ 24,198,004

COST OF GOODS SOLD                             13,171,676      13,900,846
                                            -------------    ------------

GROSS PROFIT                                    8,798,943      10,297,158
                                            -------------    ------------

OPERATING EXPENSES:
  Research and new product development          1,182,467       1,423,444
  Selling, general and administration           5,418,610       7,267,678
  Restructuring costs                               -             422,697
                                            -------------    ------------

      Total operating expenses                  6,601,077       9,113,819
                                            -------------    ------------

OPERATING INCOME                                2,197,866       1,183,339

OTHER INCOME (EXPENSE):
 Interest expense                                (849,516)     (1,451,367)
 Default interest expense                            -           (327,695)
 Foreign currency exchange gain (loss)            (22,162)        146,796
 Other, net                                        14,458          18,449
                                            -------------    ------------
INCOME (LOSS)BEFORE PROVISION FOR
INCOME TAXES                                    1,340,646        (430,478)

PROVISION (BENEFIT) FOR INCOME TAXES              429,000        (155,000)
                                            -------------    ------------

NET INCOME (LOSS)                           $     911,646    $   (275,478)
                                            =============    ============

BASIC EARNINGS (LOSS) PER SHARE:            $        0.15    $      (0.05)
                                            =============    ============

DILUTED EARNINGS (LOSS) PER SHARE:          $        0.15    $      (0.05)
                                            =============    ============

Weighted Average Common Shares                  6,006,298       6,030,804

Effect of dilutive options                        247,848          88,796
                                            -------------    ------------

Adjusted Weighted Average Common Shares         6,254,146       6,119,780
                                            =============    ============


                See notes to financial statements
                              - 4 -


                         WPI GROUP, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited)
                                                Three Months Ended
                                            December 28,     December 27,
                                               1997             1998
                                            -------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                        $     911,646    $   (275,478)
                                            -------------    ------------
   Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation and amortization                1,238,627       1,594,409
   Deferred income taxes                            -               9,815
   Changes in current assets and
   liabilities net of assets
   acquired:
   Accounts receivable                         (3,941,883)        753,362
   Accounts receivable - other                    (97,366)         (9,137)
   Inventories                                    169,875      (1,116,733)
   Prepaid expenses, other current
   assets, and refundable income taxes            566,568        (562,691)
   Accounts payable                              (240,864)     (1,013,029)
   Accrued expenses                              (168,886)       (728,050)
   Accrued income taxes                           348,445         (36,743)
                                            -------------    ------------

        Total adjustments                      (2,125,484)     (1,108,797)
                                            -------------    ------------

   Net cash used in
   operating activities                        (1,213,838)     (1,384,275)
                                            -------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in long-term debt                   1,335,000       2,797,285
   Proceeds from issuance of common
   stock                                           33,855          25,799
   Proceeds from exercise of stock
   options                                         47,844           6,400
                                            -------------    ------------

      Net cash provided by
      financial activities                      1,416,699       2,829,484
                                            -------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and
   equipment                                     (243,651)       (712,529)
   Additions to other assets                     (619,239)       (620,628)
   Payments of accrued acquisition
   costs                                            -            (211,041)
                                            -------------    ------------

      Net cash used in investing
      activities                                 (862,890)     (1,544,198)
                                            -------------    ------------

EFFECT OF FOREIGN CURRENCY TRANSLATION
ON CASH                                            34,262         (13,229)
                                            -------------    ------------

NET DECREASE IN CASH AND
CASH EQUIVALENTS                                 (625,767)       (112,218)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                               678,799         159,518
                                            -------------    ------------

CASH AND CASH EQUIVALENTS,
END OF PERIOD                               $      53,032    $     47,300
                                            =============    ============

SUPPLEMENTAL DISCLOSURE OF CASH
INFORMATION:
   Income taxes paid                                -              55,000
   Interest paid                                  804,558       1,325,605


                See notes to financial statements
                                 - 5 -

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

  The financial statements for the three months ended December 27, 1998 and December 28,1997 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission (File No. 0-19717), which included financial statements for the years ended September 27,1998 and September 28,1997.

  Certain prior year amounts have been reclassified to conform with current year presentation.

  The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full fiscal year.


2.   INVENTORIES

                                            September 27,    December 27,
       Inventory consists of:                   1998            1998
                                            -------------    ------------

       Raw Materials                        $   7,684,405    $  7,571,425
       Work in Process                          4,758,535       5,502,320
       Finished Goods                           1,745,346       2,136,359
                                            -------------    ------------

           Total                            $  14,188,286    $ 15,210,104
                                            =============    ============

                             ITEM 2.

   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations


  The following discussion and analysis by management is provided to identify certain significant factors that affected the Company's financial position and operating results during the periods included in the accompanying financial statements.


  RESULTS OF OPERATIONS

  Net sales of $24.2 million for the first quarter of fiscal
  1999 increased 10% from sales of $22.0 million for the first quarter of fiscal 1998. The increase was due to the acquisition of WPI Instruments.

  Cost of sales of $13.9 million for the first quarter of fiscal 1999 resulted in a gross profit of 43%, compared to a gross profit of 40% for the same period of fiscal 1998. The increase in the Company's gross profit percentage in fiscal 1999 was primarily attributable to a change in the mix of products sold and increased software licenses revenue.

  Research and new product development expenses increased to $1.4 million, compared to $1.2 million for the same three month period in fiscal 1998. The increase was attributed to the acquisition discussed above. Research and new product development expenses were 6% and 5% of net sales for the quarters ended December 27, 1998 and December 28, 1997, respectively.

  As a percentage of net sales, selling, general and administrative expenditures were 30% and 25% for the quarters ended December 27, 1998 and December 28, 1997, respectively. Actual expenditures increased to $7.4 million from $5.4 million for the first quarter of fiscal 1998. The increase in selling, general and administrative expenses as a percentage of sales in fiscal 1999 was primarily attributable to the acquisition discussed above and higher payroll related expenses.

  Operating income for the first quarter of fiscal 1999 decreased 46% to $1.2 million from $2.2 millon for the first quarter of fiscal 1998. The decrease in operating income was primarily due to the increase in selling, general and administration expenses discussed above and the restructuring costs incurred to date in connection with the Company's reorganization of its Information Solutions and Information Technology Groups.

  The Company recorded a loss before provision for income taxes of ($.4) million for the three months ended December 27, 1998 compared to income of $1.3 million for the three months ended December 28, 1997. The decrease was primarily due to weaker sales for the Industrial Technology Group and in Europe and the Company's reorganization discussed above.

  The Company's estimated effective combined federal and state income tax rates, as a percentage of pre-tax income, were 36% and 32% for the three months ended December 27, 1998 and December 28,1997, respectively. The increase in the Company's fiscal 1999 estimated effective tax rates reflects a reduction in anticipated foreign tax benefits.


  LIQUIDITY AND CAPITAL RESOURCES

  The Company had working capital of $24.0 million at December
  27, 1998 compared to $21.3 million at September 27, 1998.

  The Company's management believes it has sufficient working capital to meet its liquidity needs.

  As   of   December  27,  1998,  the  Company  had  no  material
  commitments for capital expenditures.

  SEGMENT INFORMATION

  The Company's business segments are:

  Information Solutions: rugged, handheld passive and programmable terminals and computers, vehicle diagnostic information systems and decision support systems.

  Industrial Technology: power systems, electronics, solenoids, avionic components, inertial sensors and panel meters.

  Summarized below are the Company's segment sales and operating income by business segment for the three months ended December
  27, 1998 and December 28, 1997 in thousands.


                                               Three Months Ended
                                            December 28,     December 27,
                                               1997             1998
                                            ------------     ------------

  Net Sales
     Information Solutions                  $     16,277     $     15,160
     Industrial Technology                         5,694            9,038
                                            ------------     ------------
                                            $     21,971     $     24,198
                                            ============     ============


   Operating Income
     Information Solutions                  $      2,671     $      2,414
     Industrial Technology                           793              902
     Corporate (a)                                (1,266)          (2,133)
                                            ------------     ------------
                                            $      2,198     $      1,183
                                            ============     ============

  (a) Includes corporate expenses, amortization of goodwill, and restructuring costs.


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



                         WPI GROUP, INC.
                          (Registrant)




Date: February 10,1999                   By:/s/John R. Allard
                                            -------------------
                                            John R. Allard
                                            President and
                                            Chief Operating Officer









Date: February 10,1999                   By:/s/John W. Powers
                                            -----------------
                                            John W. Powers
                                            Vice President and
                                            Chief Financial Officer