Form 10-Q
period 1999-03-28
WPI GROUP INC
filed 1999-05-21
CIK 881771

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10 Q
(Mark One)

/XX/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

     For the quarterly period ended March 28, 1999

/ /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

     For the transition period from           to           .
                                   -----------  -----------
Commission File Number:  0-19717

                         WPI GROUP, INC.
                         ---------------
     (Exact name of registrant as specified in its charter)

            NEW HAMPSHIRE                      02-0218767
            -------------                      ----------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                  Identification Number)


1155 Elm Street, Manchester, New Hampshire     03101
------------------------------------------     -----
(Address of principal  executive offices)      (Zip Code)


Registrant's telephone number, including area code: (603) 627-3500
                                                    --------------


------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report)

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
Yes       No
     ---     ---
Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          Class                     Outstanding as of May 7, 1999
          -----                     -----------------------------
Common Stock, par value $.01                6,048,828 shares

                         WPI GROUP, INC.


                             INDEX
                             -----


PART I - FINANCIAL INFORMATION                           Page No.
                                                         --------
  Item 1. Consolidated Financial Statements

         Consolidated Balance Sheets                        3
         - March 28,1999 and September 27,1998

         Consolidated Statements of Operations              4
         - Three months ended March 28,1999 and March
           29,1998
         - Six months ended March 28,1999 and March
           29, 1998

         Consolidated Statements of Cash Flows              5
         - Six months ended March 28,1999 and March
           29,1998

         Notes to Consolidated Financial Statements         6

  Item 2. Management's Discussion and Analysis of           7
          Financial Condition and Results of Operations

PART II - OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                  11

SIGNATURES                                                  12





                         WPI GROUP, INC.

                   CONSOLIDATED BALANCE SHEETS

                                               September 27,      March 28,
                                                  1998              1999
                                               -------------    ------------
                                                                (unaudited)

ASSETS

CURRENT ASSETS

  Cash and cash equivalents                    $     159,518    $     63,927
  Accounts receivable - net of allowance
  for doubtful accounts of
  $1,283,000 and $1,307,000, respectively         21,123,792      18,175,101
  Accounts receivable - other                        270,611         377,953
  Inventories                                     14,188,286      14,874,038
  Prepaid expenses and other current
  assets                                           1,562,048       2,082,279
  Prepaid income taxes                             2,551,616       2,551,459
  Refundable income taxes                            620,578         211,264
                                               -------------    ------------
        Total current assets                      40,476,449      38,336,021

PROPERTY, PLANT AND EQUIPMENT
  at cost less accumulated depreciation           15,514,291      15,082,795
OTHER ASSETS                                      54,132,417      53,330,488
                                               -------------    ------------
                                               $ 110,123,157    $106,749,304
                                               =============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt            $   3,715,748    $  4,110,293
  Accounts payable                                 7,776,470       6,264,058
  Accrued expenses                                 5,985,304       6,840,360
  Accrued income taxes                             1,672,166         710,886
                                               -------------    ------------
       Total current liabilities                  19,149,688      17,925,597
                                               -------------    ------------

LONG-TERM DEBT                                    62,638,964      62,926,438
                                               -------------    ------------

DEFERRED INCOME TAXES                              3,091,995       3,097,168
                                               -------------    ------------
COMMITMENTS
STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value;
   authorized 20,000,000 shares,
   issued and outstanding 6,028,204
   and 6,048,828, respectively.                       60,282          60,488
   Additional paid-in capital                     14,169,771      14,231,383
   Retained earnings                              10,418,044       8,810,157
   Cumulative foreign currency
   translation adjustments                           594,413        (301,927)
                                               -------------    ------------
         Total stockholders' equity               25,242,510      22,800,101
                                               -------------    ------------
                                               $ 110,123,157    $106,749,304
                                               =============    ============

                See notes to financial statements

                         WPI GROUP, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS
                           (unaudited)

                               Three Months Ended          Six Months Ended
                            March 29,       March 28,    March 29,      March 28,
                              1998            1999         1998           1999
                           -----------    -----------   -----------    -----------

NET SALES                  $23,323,737    $22,754,691   $45,294,356    $46,952,695

COST OF GOODS SOLD          13,662,393     13,224,589    26,834,069     27,125,435
                           -----------    -----------   -----------    -----------

GROSS PROFIT                 9,661,344      9,530,102    18,460,287     19,827,260
                           -----------    -----------   -----------    -----------


OPERATING EXPENSES:
   Research and new
   product development       1,477,464      1,547,089     2,659,931      2,970,533
   Selling, general and
   administration            5,826,221      7,193,073    11,244,831     14,460,751
   Restructuring costs           _          1,327,303        _           1,750,000
                           -----------    -----------   -----------    -----------
        Total operating
        expense              7,303,685     10,067,465    13,904,762     19,181,284
                           -----------    -----------   -----------    -----------

OPERATING INCOME (LOSS)      2,357,659       (537,363)    4,555,525        645,976



OTHER INCOME (EXPENSE):
   Interest expense           (825,122)    (1,626,107)   (1,673,796)    (3,405,169)
   Foreign currency exchange
   gain (loss)                  (6,098)        86,586       (28,260)       233,382
   Other, net                    2,149         (4,525)       15,765         13,924
                           -----------    -----------   -----------    -----------
INCOME (LOSS)BEFORE
PROVISION FOR INCOME TAXES   1,528,588     (2,081,409)    2,869,234     (2,511,887)


PROVISION (BENEFIT)FOR
INCOME TAXES                   476,000       (749,000)      905,000       (904,000)
                           -----------    -----------   -----------    -----------

NET INCOME (LOSS)          $ 1,052,588    $(1,332,409)  $ 1,964,234    $(1,607,887)
                           ===========    ===========   ===========    ===========

BASIC EARNINGS (LOSS)
PER SHARE:                 $      0.18    $    (0.22)   $      0.33    $     (0.27)
                           ===========    ==========    ===========    ===========

DILUTED EARNINGS (LOSS)
PER SHARE:                 $      0.17    $    (0.22)   $      0.32    $     (0.27)
                           ===========    ==========    ===========    ===========

Weighted Average
Common Shares                6,010,938     6,044,881      6,008,606      6,037,804

Effect of
dilutive options               180,386         -            214,117          -
                           -----------    ----------    -----------    -----------

Adjusted Weighted Average
Common Shares                6,191,324     6,044,881      6,222,723      6,037,804
                           ===========    ==========    ===========    ===========


                See notes to financial statements
                              - 4 -

                         WPI GROUP, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited)
                                                    Six Months Ended
                                                  March 29,     March 28,
                                                    1998          1999
                                                ------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                            $  1,964,234  $ (1,607,887)
                                                ------------  ------------
   Adjustments to reconcile net income
   to net cash provided by
   operating activities:
     Depreciation and amortization                 2,615,592     3,149,131
     Deferred income taxes                             _             9,332
   Changes in current assets and
   liabilities net of effects
   of acquisition:
     Accounts receivable                          (4,819,531)    2,389,694
     Accounts receivable - other                     (74,547)     (114,968)
     Inventories                                     134,885    (1,006,002)
     Prepaid expenses and other current
     assets                                          300,482      (162,414)
     Accounts payable                               (260,679)   (1,297,866)
     Accrued expenses                                204,295     1,261,497
     Accrued income taxes                            793,762      (852,896)
                                                ------------  ------------
         Total adjustments                        (1,105,741)    3,375,508
                                                ------------  ------------
   Net cash provided by operating
   activities                                        858,493     1,767,621
                                                ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in notes payable           (1,467,000)      682,019
   Proceeds from issuance of common
   stock                                              40,528        32,399
   Proceeds from exercise of stock
   options                                            47,844        28,519
   Tax benefit on exercise of non-
   statutory options                                  22,000           900
                                                ------------  ------------
   Net cash provided by (used in)
   financial activities                           (1,356,628)      743,837
                                                ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and
   equipment                                        (570,862)   (1,200,018)
   Proceeds from sales of property,
   plant and equipment                             1,492,738          -
   Increase in other assets                       (1,034,825)   (1,091,196)
   Payment of accrued acquisition costs              (57,282)     (310,654)
                                                ------------  ------------
   Net cash used for investing
   activities                                       (170,231)   (2,601,868)
                                                ------------  ------------

EFFECT OF FOREIGN CURRENCY
TRANSLATION ON CASH                                   48,487        (5,181)

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                    (619,879)      (95,591)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                                  678,799       159,518
                                                ------------  ------------
CASH AND CASH EQUIVALENTS,
END OF PERIOD                                   $     58,920  $     63,927
                                                ============  ============
SUPPLEMENTAL DISCLOSURE OF CASH
INFORMATION:
   Income taxes paid (refunded)                 $   (412,279)      107,616
   Interest paid                                   1,612,054     2,445,253

                See notes to financial statements

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

  The financial statements for the three months and six months ended March 28,1999 and March 29,1998 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission (File No. 0-19717), which included financial statements for the years ended September 27,1998 and September 28,1997.

  Certain prior year amounts have been reclassified to conform with current year presentations.

  The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full fiscal year.


2.   INVENTORIES
       Inventory consists of:      September 27,     March 28,
                                       1998            1999
                                   -------------   -------------

       Raw Materials               $  7,684,405    $   8,169,788
       Work in Process                4,758,535        4,882,158
       Finished Goods                 1,745,346        1,822,092
                                   ------------    -------------

           Total                   $ 14,188,286    $  14,874,038
                                   ============    =============

                             ITEM 2.

   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations

  This Management's Discussion and Analysis of Financial
  Condition and Results of Operations should be read in conjunction with the financial statements and footnotes contained in the Company's Form 10-Q for the period ending
  March 28, 1999 and the Form 10-K for the year ended September
  27, 1998, filed with the Securities and Exchange Commission.
  In addition to historical information, this report contains forward looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this section. Readers should carefully review the risks described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Annual Report on
  Form 10-K where the fiscal year ended September 27, 1998.
  Readers are cautioned not to place undue reliance on the forward looking statements, which speak only as of the date of this report. The Company undertakes no obligation to publicly release any revisions to the forward looking statements or reflect events or circumstancesafter the date of this document.

  RESULTS OF OPERATIONS

  Net sales of $22.8 million for the second quarter of fiscal 1999 decreased 2% from sales of $23.3 million for the second quarter of fiscal 1998. For the first six months of fiscal 1999 the Company reported sales of $47.0 million, 4% higher than sales of $45.3 million for the first six months of fiscal 1998. The Company's net sales for the quarter and six months ended March 28, 1999 include WPI Instruments, Inc., as a result of the acquisition in August 1998. The Company's fiscal 1999 sales were negatively impacted by lower sales in the Company's power conversion systems, electronic ballast and handheld terminals product lines.

  Cost of sales of $13.2 million for the second quarter of fiscal 1999 resulted in a gross profit of 42%, compared to a gross profit of 41% for the same period of fiscal 1998. Cost of sales of $27.1 million for the first six months of fiscal 1999 resulted in a gross profit of 42%, compared to a gross profit of 41% for the same period of fiscal 1998. The improvement in the Company's gross profit percentage in fiscal 1999 was primarily attributable to a change in mix of products sold.

  Research and new product development expenses were 7% and 6% of sales for the quarter and for the six months ended March
  28,1999, respectively, compared to 6% of sales for the same three and six month periods in fiscal 1998. The increase in research and new product development expenses as a percentage of sales for the quarter was due primarily to the decrease in sales and the acquisition of WPI Instruments.

  As a percentage of sales, selling, general and administrative expenditures were 32% and 25% for the quarters and 31% and 25% of the six month periods ended March 28, 1999 and March
  28, 1998, respectively. The increase in selling, general and administrative expenses as a percentage of sales in fiscal
  1999 is primarily attributable to the acquisition of WPI
  Instruments and higher expenses incurred prior to the implementation of the Company's consolidation and restructuring intiatives.

  The Company's operating loss for the second quarter of fiscal 1999 is $.5 million compared to operating income of $2.4 million in the second quarter of fiscal 1998. For the six months ended March 28, 1999 and March 29, 1998 the Company's operating income was $.6 million and $4.6 million, respectively. The decrease in operating income was primarily due to the increase in selling, general and administration expenses discussed above and the restructuring costs incurred to date in connection with the Company's reorganization of its Information Solutions and Industrial Technology Groups.

  For the three months ended March 28, 1999 the Company's loss before provision for income taxes is $2.1 million compared to income of $1.5 million for the three months ended March 29, 1998. For the six months ended March 28, 1999 the Company's loss before provision for income taxes is $2.5 million compared to income of $2.9 million for the six months ended March 28, 1999. The decrease for the three and six month periods is primarily due to weaker sales and the Company's reorganization discussed above

  The Company's estimated effective combined federal and state income tax rates, as a percentage of pre-tax income, were 36% and 32% for fiscal 1999 and 1998, respectively. The increase in the Company's fiscal 1999 estimated effective tax rates reflect a reduction in anticipated foreign tax benefits.


  LIQUIDITY AND CAPITAL RESOURCES

  The Company had working capital of $20.4 million at March
  28,1999 compared to $21.3 million at September 27,1998.

  The Company has a $75 million credit facility with a syndication of banks consisting of a $20 million revolving line of credit which expires on September 30, 2003, and term notes totaling $55 million payable in varying quarterly installments commencing on December 31, 1998, and through September 30, 2004. The agreement contains certain restrictive covenants, including financial covenants, one of which the Company was not in compliance with at September 27, 1998. In December 1998, the Company reached an agreement with the banks to waive the event of non-compliance and amend certain terms of the agreement.

  As of March 28, 1999, the Company was not in compliance with one of the financial covenants. In May 1999, the Company reached an agreement with the banks to waive the event of non-compliance as of March 28, 1999 and amend certain terms of the agreement for the quarters ending June 27 and September 26, 1999. The amendment provides interest accrued on all borrowings is increased by 2% per annum and continues to limit the Company's revolving credit facility borrowings to $15 million. The amendment contains certain incentives if the Company makes an additional principal payment of at least $20 million to the banks on or before September 30, 1999. In addition to the payment of a fee to amend the agreement, the Company has agreed to issue to the banks warrants to purchase 124,000 shares of the Company's commons stock at the current market price. The warrants are exercisable after one year for a period of ten years. In the event the Company remits the additional principal payment, the Company would have the option to pay the banks an additional fee of $100,000 in lieu of granting the warrants.

  The Company's management believes it has sufficient working capital and availability on the credit facility to meet its liquidity needs.

  As of March 28, 1999, the Company had no material commitments for capital expenditures.


RESTRUCTURING COSTS

The Company has recognized one-time restructuring charges in connection with the consolidation and restructuring of its Information Solutions and Industrial Technology Group operations. As part of the restructuring, the Company has integrated and consolidated the operations and management of its handheld computer and terminal operations into one business unit and has consolidated and integrated the operations and management of its Industrial
Technology companies into a second business unit. In connection with the reorganization and consolidation, WPI anticipates a net reduction of approximately 10% of its workforce, transferring and consolidating manufacturing into three facilities and recording a restructuring charge of $1,750,000 during fiscal 1999. The restructuring charge and remaining obligation as of March 28, 1999 of approximately $760,000 consists primarily of employee severance costs. Management anticipates the cash requirements for the remaining obligation to be relatively consistent over the next three quarters.

The Company's restructuring activity as of March 28, 1999 is as follows in thousands:

                          Initial        Utilization of Reserve      Remaining
                          Reserve        Cash          Non-Cash       Reserve
                          -------        -------       --------      ---------

Severance costs           $ 1,575        $   815       $   -         $     760
Other costs                   175            175           -                -
                          -------        -------       --------      ----------
     Total                $ 1,750        $   990       $   -         $     760
                          =======        =======       ========      ==========

YEAR 2000

The information set forth under this caption is designated to be a "Year 2000 readiness disclosure" under the Year 2000 Information Readiness Disclosure Act, Public Law 105-271.

WPI has established its Year 2000 Project in order to evaluate the issue of computer software and embedded computer chips that are not able to distinguish between the year 1900 and the year 2000. WPI's Year 2000 Project is divided into three major sections: (1) IT systems (which examine operating systems and business applications software); (2) External agents (which examine third party suppliers and customers); and (3) Product issues (which involve Year 2000 issues inherent in products sold by WPI).

The IT systems section evaluates hardware and systems software. WPI has completed its evaluation of its main internal operating systems and business application software. As a result of this evaluation, WPI has begun the process of implementing the necessary changes and testing its internal systems to achieve Year 2000 compliance in this area. This process is currently on schedule. WPI estimates that if this process stays on schedule, IT systems are expected to be Year 2000 compliant by July 1999.

The external agents section includes the process of identifying and prioritizing critical suppliers and customers at the direct interface level, and communicating with them about their plans and progress in addressing the Year 2000 problem. Year 2000 compliance issues at critical suppliers create risks for WPI, since their inability to operate effectively could impact our business. Evaluations of the most critical third parties have been completed. WPI has received assurances from its critical suppliers that they are or will be Year 2000 ready.

The product issues section includes the process of identifying any product sold by WPI which may not be Year 2000 compliant, determining a corrective course of action and disseminating information about Year 2000 compliance to customers. Although most of WPI's products that have integrated software or embedded microprocessors are Year 2000 compliant, there can be no assurances that all of WPI's products are currently Year 2000 compliant. Detailed evaluations of products have been completed. These evaluations have been followed by corrective actions and the dissemination of Year 2000 compliance information to product users, where necessary.

Total costs associated with required IT systems modifications to become Year 2000 compliant and product issues are not expected to have a material effect on the consolidated results of operations, cash flows or financial position of WPI.

The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third party suppliers and customers, WPI is unable to determine at this time, whether the consequences of Year 2000 failure will have a material impace on WPI's results of operations, liquidity or financial condition. However, management believes that WPI's Year 2000 Project will significantly reduce WPI's level of risk regarding the Year 2000 problem.

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



                         WPI GROUP, INC.
                          (Registrant)




Date: May 21, 1999                           By:/s/John R. Allard
                                                -----------------
                                                John R. Allard
                                                President and
                                                Chief Operating Officer









Date: May 21, 1999                           By:/s/John W. Powers
                                                -----------------
                                                John W. Powers
                                                Vice President and
                                                Chief Financial Officer