Form 10-Q
period 1999-06-27
WPI GROUP INC
filed 1999-08-16
CIK 881771

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10 Q

(Mark One)

/XX/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -- EXCHANGE ACT OF 1934

     For the quarterly period ended June 27, 1999

/  /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -- EXCHANGE ACT OF 1934

     For the transition period from           to          .
                                   -----------  ----------
Commission File Number:  0-19717

                         WPI GROUP, INC.
                         ---------------
     (Exact name of registrant as specified in its charter)

            NEW HAMPSHIRE                      02-0218767
            -------------                      ----------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                  Identification Number)


1155 Elm Street, Manchester, New Hampshire         03101
------------------------------------------         -----
(Address of principal  executive offices)          (Zip Code)


Registrant's telephone number including area code: (603) 627-3500
                                                   --------------

-----------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report)

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
Yes       No
     ---     ---
Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          Class                  Outstanding as of July 31, 1999
          -----                  -------------------------------
Common Stock, par value $.01           6,049,958 shares

                         WPI GROUP, INC.


                             INDEX
                             -----
                                                         Page No.
                                                         --------

PART I - FINANCIAL INFORMATION

  Item 1. Consolidated Financial Statements


         Consolidated Balance Sheets                         3
         - June 27,1999 and September 27,1998

         Consolidated Statements of Operations               4
         - Three months ended June 27,1999 and June
           28,1998
         - Nine months ended June 27,1999 and June
           28,1998

         Consolidated Statements of Cash Flows               5
         - Nine months ended June 27,1999 and June
           28,1998

         Notes to Consolidated Financial Statements          6

  Item 2. Management's Discussion and Analysis of            7
          Financial Condition and Results of Operations

PART II - OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                   11

SIGNATURES                                                   12


                         WPI GROUP, INC.

                   CONSOLIDATED BALANCE SHEETS



                                             September 27,     June 27,
                                                 1998           1999
                                             -------------   ------------
                                                              (unaudited)


ASSETS

CURRENT ASSETS

  Cash and cash equivalents                  $     159,518   $     50,948
  Accounts receivable - net of
  allowance for doubtful
  accounts of $1,283,000 and
  $898,000, respectively                        21,123,792     15,792,925
  Accounts receivable - other                      270,611        317,344
  Inventories                                   14,188,286     16,764,656
  Prepaid expenses and other
  current assets                                 1,562,048      2,389,543
  Prepaid income taxes                           2,551,616      2,551,459
  Refundable income taxes                          620,578        209,480
                                             -------------   ------------
  Total current assets                          40,476,449     38,076,355


PROPERTY, PLANT AND EQUIPMENT
  at cost, less accumulated depreciation        15,514,291     15,195,186
OTHER ASSETS                                    54,132,417     52,802,425
                                             -------------   ------------

                                             $ 110,123,157   $106,073,966
                                             =============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank credit facility                       $      -        $ 67,000,000
  Current portion of long-term debt              3,715,748        495,372
  Accounts payable                               7,776,470      8,008,348
  Accrued expenses                               5,985,304      5,601,062
  Accrued income taxes                           1,672,166      1,121,588
                                             -------------   ------------
  Total current liabilities                     19,149,688     82,226,370
                                             -------------   ------------

LONG-TERM DEBT                                  62,638,964      1,423,800
                                             -------------   ------------

DEFERRED INCOME TAXES                            3,091,995      3,095,604
                                             -------------   ------------
COMMITMENTS
STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value;
   authorized 20,000,000 shares,
   issued and outstanding 6,028,204
   and 6,049,958, respectively.                     60,282         60,499
   Additional paid-in capital                   14,169,771     14,234,931
   Retained earnings                            10,418,044      5,660,687
   Cumulative foreign currency
   translation adjustments                         594,413       (627,925)
                                             -------------   ------------

   Total stockholders' equity                   25,242,510     19,328,192
                                             -------------   ------------

                                             $ 110,123,157   $106,073,966
                                             =============   ============

                See notes to financial statements
                              - 3 -


                         WPI GROUP, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS
                           (unaudited)




                                      Three Months Ended          Nine Months Ended
                                    June 28,        June 27,    June 28,       June 27,
                                      1998            1999        1998           1999
                                  -----------    -----------  -----------    -----------

NET SALES                         $24,397,485    $21,201,209  $69,494,757    $68,153,904

COST OF GOODS SOLD                 13,874,966     12,905,474   40,511,951     40,030,909
                                  -----------    -----------  -----------    -----------

GROSS PROFIT                       10,522,519      8,295,735   28,982,806     28,122,995
                                  -----------    -----------  -----------    -----------

OPERATING EXPENSES:
   Research and new
   product development              1,323,517      1,465,118    3,983,448      4,435,651
   Selling, general and
   administration                   6,426,139      7,312,248   17,670,970     21,772,999
   Restructuring costs                  -              -           -           1,750,000
                                  -----------    -----------  -----------    -----------

      Total operating expense       7,749,656      8,777,366   21,654,418     27,958,650
                                  -----------    -----------  -----------    -----------

OPERATING INCOME (LOSS)             2,772,863       (481,631)   7,328,388        164,345
                                  -----------    -----------  -----------    -----------

OTHER INCOME (EXPENSE):
    Interest expense                 (771,792)    (1,791,732)  (2,445,588)    (5,196,901)
    Foreign currency exchange
    gain (loss)                       (26,162)        19,208      (54,422)       252,590
    Other, net                         56,408          8,685       72,173         22,609
                                  -----------    -----------   ----------    -----------
                                     (741,546)    (1,763,839)  (2,427,837)    (4,921,702)
                                  -----------    -----------  -----------    -----------

INCOME (LOSS)BEFORE PROVISION
FOR INCOME TAXES                    2,031,317     (2,245,470)   4,900,551     (4,757,357)

PROVISION FOR INCOME
TAXES                                 663,000        904,000    1,568,000              0
                                  -----------    -----------  -----------    -----------

NET INCOME (LOSS)                 $ 1,368,317    $(3,149,470) $ 3,332,551    $(4,757,357)
                                  ===========    ===========  ===========    ===========

BASIC EARNINGS (LOSS)
PER SHARE:                        $      0.23    $     (0.52) $      0.55    $     (0.79)
                                  ===========    ===========  ===========    ===========
DILUTED EARNINGS (LOSS)
PER SHARE:                        $      0.22    $     (0.52) $      0.54    $     (0.79)
                                  ===========    ===========  ===========    ===========
Weighted Average Common
Shares                              6,018,419      6,048,977    6,011,864      6,041,515

Effect of Dilutive
Options                               172,258          -          200,164          -
                                  -----------    -----------  -----------    -----------
Adjusted Weighted Average
Common Shares                       6,190,677      6,048,977    6,212,028      6,041,515
                                  ===========    ===========  ===========    ===========


                See notes to financial statements
                              - 4 -

                         WPI GROUP, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited)

                                                  Nine Months Ended
                                                June 28,       June 27,
                                                  1998           1999
                                              ------------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                          $  3,332,551   $(4,757,357)
                                              ------------   -----------
   Adjustments to reconcile net income to
   net cash provided by operating
   activities:
   Depreciation and amortization                 4,073,770     4,730,186
   Deferred income taxes                            21,135         9,292
   Changes in current assets and
   liabilities net of effects
   of acquisition:
   Accounts receivable                          (5,252,176)    4,618,742
   Accounts receivable - other                     (54,793)      (52,531)
   Inventories                                     515,345    (3,061,493)
   Prepaid expenses and other current
   assets                                          353,425      (507,582)
   Accounts payable                               (395,206)      583,320
   Accrued expenses                                  1,070       208,043
   Accrued income taxes                          1,211,818      (426,613)
                                              ------------   -----------
         Total adjustments                         474,388     6,101,364
                                              ------------   -----------
   Net cash provided by operating
   activities                                    3,806,939     1,344,007
                                              ------------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in notes payable         (2,000,000)    2,564,460
   Proceeds from issuance of common stock           50,878        35,958
   Proceeds from exercise of stock options          79,469        28,519
   Tax benefit on exercise of non-
   statutory options                                22,000           900
                                              ------------   -----------

   Net cash provided by (used in)
   financial activities                         (1,847,653)    2,629,837
                                              ------------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and
   equipment                                      (950,889)   (2,150,774)
   Proceeds from sales of property, plant
   and equipment                                 1,492,738         -
   Increase in other assets                     (1,646,877)   (1,504,180)
   Payment of accrued acquisition costs           (133,328)     (397,453)
                                              ------------   -----------

   Net cash (used in) investing
   activities                                   (1,238,356)   (4,052,407)
                                              ------------   -----------

EFFECT OF FOREIGN CURRENCY
TRANSLATION ON CASH                                 24,502       (30,007)
                                              ------------   -----------
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                   745,432      (108,570)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                                678,799       159,518
                                              ------------   -----------
CASH AND CASH EQUIVALENTS,
END OF PERIOD                                 $  1,424,231   $    50,948
                                              ============   ===========
SUPPLEMENTAL DISCLOSURE OF CASH
INFORMATION:
   Income taxes paid (refunded)               $   (337,684)  $    70,246
   Interest paid                                 2,423,138     3,940,396



                See notes to financial statements
                              - 5 -

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

  The financial statements for the three months and nine months ended June 27,1999 and June 28, 1998 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission (File No. 0-19717), which included financial statements for the years ended September 27,1998 and September 28,1997.

  The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full fiscal year.


2.   INVENTORIES
     Inventory consists of:                  September 27,    June 27,
                                                 1998           1999
                                             -------------  -----------


       Raw Materials                         $   7,684,405  $ 9,467,918
       Work in Process                           4,758,535    5,110,955
       Finished Goods                            1,745,346    2,185,783
                                             -------------  -----------

           Total                             $  14,188,286  $16,764,656
                                             =============  ===========


3.   BANK CREDIT FACILITY

  The Company has a $75 million credit facility with a syndication of banks, consisting of a $20 million revolving line of credit which expires on September 30, 2003, and term notes totaling $55 million payable in varying quarterly installments commencing on December 31, 1998, and through September 30, 2004. The agreement contains certain restrictive covenants, including financial covenants, one of which the Company was not in compliance with at September 27, 1998. In December 1998, the Company reached an agreement with the banks to waive the event of non-compliance and amend certain terms of the agreement.

  As of March 28, 1999 and June 27, 1999, the Company was not in compliance with two of the financial covenants contained in the credit agreement. The Company reached agreement with the banks to waive the event of non-compliance as of March 28, 1999 and June 27, 1999 up to and until October 1, 1999 and to amend certain terms of the agreement. In relevant part, the terms of the amendment increases the interest accrued on all borrowings by 2% per annum and limits the revolving credit borrowings to $14.8 million, the amount of the Company's current revolving credit borrowings. In addition to the payment of a fee to amend the agreement, the Company has agreed to issue to the banks warrants to purchase 124,000 shares of the Company's common stock at $2.75 per share. The warrants are exercisable after one year for a period of ten years.

  The Company believes that its cash flow from operations and current availability under the credit facility sufficient to support working capital needs for the forseeable future. While the Company has received waivers of compliance with certain financial covenants through the end of its fiscal year ending September 26, 1999, the Company anticipates the need to negotiate with its banks on an amendment to its credit facility, negotiate with the banks on further waiver on certain covenants and other terms, or refinance its credit facility. There is no assurance that the Company will obtain an amendment or waiver or be able to refinance its credit facility. If the Company is unable to obtain an amendment or waiver or is unable to refinance the credit facility, the Company could be in non- compliance with the terms of the credit agreement. Such non-compliance would permit the banks to accelerate the maturity of all outstanding borrowings under the credit facility and would have a material adverse effect on the Company's liquidity and capital reserves and cash flows. Accordingly, debt related to the credit facility has been classified as current in the balance sheet in the third fiscal quarter of 1999.

                             ITEM 2.

   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations

  This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and footnotes contained in the Company's Form 10-Q for the period ending June 27, 1999 and the Form 10-K for the year ended September 27, 1998, filed with the Securities and Exchange Commission. In addition to historical information, this report contains forward looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this section. Readers should carefully review the risks described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K where the fiscal year ended September 27, 1998. Readers are cautioned not to place undue reliance on the forward looking statements, which speak only as of the date of this report. The Company undertakes no obligation to publicly release any revisions to the forward looking statements or reflect events or circumstances after the date of this document.


  RESULTS OF OPERATIONS

  Net sales of $21.2 million for the third quarter of fiscal 1999 decreased 13% from sales of $24.4 million for the third quarter of fiscal 1998. For the first nine months of fiscal 1999, the Company reported net sales of $68.2 million, 2% lower than the sales of $69.5 million for the first nine months of fiscal 1998. The Company's net sales for the quarter and nine months ended June 27, 1999 include WPI Instruments, Inc.
  as a result of its acquisition in August 1998. The Company's fiscal 1999 sales were negatively impacted by lower sales in the Company's power conversion systems, electronic ballasts and handheld terminal product lines.

  Cost of sales of $12.9 million for the third quarter of fiscal 1999 resulted in a gross profit of 39%, compared to a gross profit of 43% for the same period of fiscal 1998. Cost of sales of $40.0 million for the first nine months of fiscal 1999 resulted in a gross profit of 41%, compared to a gross profit of 42% for the same period of fiscal 1998. The decrease in the Company's gross profit percentage in fiscal 1999 was primarily attributable to a change in the mix of products sold.

  Research and new product development expenses were 7% and 7 % of
  sales   for  the  quarter  and for the nine  months  ended
  June 27,1999, respectively, compared to 5% and 6% of sales for the same three and nine month periods in fiscal 1998. The increase in research and new product development expenses as a percentage of net sales was due primarily to the decrease in sales and the acquisition of WPI Instruments.

  As a percentage of sales, selling, general and administrative expenditures were 34% and 26% for the quarters and 32% and 25% of the nine month periods ended June 27, 1999 and June 28, 1998, respectively. The increase in selling, general and administrative expenses as a percentage of sales in fiscal
  1999 was primarily attributable to the decrease in sales, the acquisition of WPI Instruments and higher expenses incurred prior to the implementation of the Company's consolidation and restructuring initiatives.

  The Company's operating loss of the third quarter of fiscal 1999 is $.5 million compared to operating income of $2.8 million in the third quarter of fiscal 1998. For the nine months ended June 27, 1999 and June 28, 1998, the Company's operating income was $.2 million and $7.3 million, respectively. The decrease in operating income was primarily due to the increase in selling, general and administration expenses discussed above and the restructuring costs incurred to date in connection with the Company's reorganization of its Information Solutions and Industrial Technology Groups.

  For the three months ended June 27, 1999, the Company's loss before provision for income taxes is $2.2 million compared to income of $2.0 million for the three months ended June 28, 1998. For the nine months ended June 27, 1999, the Company's loss before provision for income taxes is $4.8 million compared to income of $4.9 million for the nine months ended June 28, 1998. The decrease for the three and nine month periods was primarily due to weaker sales and the Company's reorganization discussed above.

  The provision for income taxes of $904,000 for the three months ended June 27, 1999 represents the reversal of the tax benefits recognized in the first and second quarter of fiscal 1999. The Company had recognized the tax benefit because it expected to generate sufficient U.S. and U.K. income to realize the benefits of the loss during fiscal 1999. The tax benefits were reversed because the Company does not believe it is more likely than not that it will generate sufficient taxable income in fiscal 1999 to offset the loss incurred to debt. Any unutilized net operating loss will be available for carry forward to reduce the Company's future taxable income.


  LIQUIDITY AND CAPITAL RESOURCES

  The Company has a $75 million credit facility with a syndication of banks, consisting of a $20 million revolving line of credit which expires on September 30, 2003, and term notes totaling $55 million payable in varying quarterly installments commencing on December 31, 1998, and through September 30, 2004. The agreement contains certain restrictive covenants, including financial covenants, one of which the Company was not in compliance with at September 27, 1998. In December 1998, the Company reached an agreement with the banks to waive the event of non-compliance and amend certain terms of the agreement.

  As of March 28, 1999 and June 27, 1999, the Company was not in compliance with two of the financial covenants contained in the credit agreement. The Company reached agreement with the banks to waive the event of non-compliance as of March 28, 1999 and June 27, 1999 up to and until October 1, 1999 and to amend certain terms of the agreement. In relevant part, the terms of the amendment increases the interest accrued on all borrowings by 2% per annum and limits the revolving credit borrowings to $14.8 million, the amount of the Company's current revolving credit borrowings. In addition to the payment of a fee to amend the agreement, the Company has agreed to issue to the banks warrants to purchase 124,000 shares of the Company's common stock at $2.75 per share. The warrants are exercisable after one year for a period of ten years.

  The Company believes that its cash flow from operations and current availability under the credit facility sufficient to support working capital needs for the forseeable future. While the Company has received waivers of compliance with certain financial covenants through the end of its fiscal year ending September 26, 1999, the Company anticipates
  the   need to negotiate with its banks on an amendment to its credit facility, negotiate with the banks on further waiver on certain covenants and other terms, or refinance its credit facility. There is no assurance that the Company will obtain an amendment or waiver or be able to refinance its credit facility. If the Company is unable to obtain an amendment or waiver or is unable to refinance the credit facility, the Company could be in non- compliance with the terms of the credit agreement. Such non-compliance would permit the banks to accelerate the maturity of all outstanding borrowings under the credit facility and would have a material adverse effect on the Company's liquidity and capital reserves and cash flows. Accordingly, debt related to the credit facility has been classified as current in the balance sheet in the third fiscal quarter of 1999.



  As of June 27, 1999, the Company had no material commitments for capital expenditures.

  RESTRUCTURING COSTS

  The Company has recognized one-time restructuring charges in connection with the consolidation and restructuring of its Information Solutions and Industrial Technology Group operations. As part of the restructuring, the Company has integrated and consolidated the operations and management of its handheld computer and terminal operations into one business unit and has consolidated and integrated the operations and management of its Industrial Technology companies into a second business unit. In connection with the reorganization and consolidation, WPI anticipates a net reduction of approximately 10% of its workforce, transferring and consolidating manufacturing into three facilities and recording a restructuring charge of $1,750,000 during fiscal 1999. The restructuring charge and remaining obligation as of June 27, 1999 of approximately $365,000 consists primarily of employee severance costs. Management anticipates the cash requirements for the remaining obligation to be relatively consistent over the next two quarters.

  The Company's restructuring activity as of June 27, 1999 is as follows
  in thousands:
                      Initial            Utilization of Reserve       Remaining
                      Reserve            Cash         Non-Cash         Reserve

  Severance costs     $1,575             $1,210       $   -            $ 365
  Other costs            175                175           -               -
                      ------             ------       --------         ------
     Total            $1,750             $1,385       $   -            $ 365
                      ======             ======       ========         ======

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

  The IT systems section evaluates hardware and systems software. WPI has completed its evaluation of its main internal operating systems and business applications software. As a result of this evaluation , WPI has begun the process of implementing the necessary changes and testing its internal systems to achieve Year 2000 compliance in this area. This process is currently on schedule. WPI estimates that if this process stays on schedule, IT systems are expected to be Year 2000 compliant by September 1999.

  The external agents section includes the process of identifying and prioritizing critical suppliers and customers at the direct interface level, and communicating with them about their plans and progress in addressing the
  year 2000 problem.   Year 2000 compliance issues at critical suppliers create
  risks for WPI, since their inability to operate effectively could impact our business. Evaluations of the most critical third parties have been completed. WPI has receive assurances from its critical suppliers that they are or will be Year 2000 ready.

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

  The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third party suppliers and customers, WPI is unable to determine at this time, whether the consequences of Year 2000 failure will have a material impact on WPI's results of operations, liquidity or financial condition. However, management believes that WPI's Year 2000 Project will significantly reduce WPI's level of risk regarding the Year 2000 problem.

                         WPI GROUP, INC.

                   PART II - Other Information



  Item 6.   Exhibits and Reports on Form 8-K

          A.   Exhibits

                27  Financial Data Schedule


          B.   Reports on Form 8-K

               None.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.



                         WPI GROUP, INC.
                          (Registrant)




Date: August 16,1999                        By:/s/ John R. Allard
                                               ------------------
                                               John R. Allard
                                               President and
                                               Chief Operating Officer









Date: August 16,1999                         By:/s/John W. Powers
                                               -----------------
                                               John W. Powers
                                               Vice President and
                                               Chief Financial Officer