Form 10-Q/A
period 1999-06-27
WPI GROUP INC
filed 1999-08-23
CIK 881771

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10 Q/A

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

------------------------------------------------------------------
-----
(Former name, former address, and former fiscal year, if changed since last report)

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

The Registrant submits its first amendment to its Form 10-Q for the period ended June 26, 1999 to correct its Financial Data Schedule

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

  As of March 28, 1999 and June 27, 1999, the Company was not in compliance with two of the financial covenants contained in the credit agreement. The Company reached agreement with the banks to waive the event of non- compliance as of March 28, 1999 and June 27, 1999 up to and until October 1, 1999 and to amend certain terms of the agreement. In relevant part, the terms of the amendment increases the interest accrued on all borrowings by 2% per annum and limits the revolving credit borrowings to $14.8 million, the amount of the Company's current revolving credit borrowings. In addition to the payment of a fee to amend the agreement, the Company has agreed to issue to the banks warrants to purchase 124,000 shares of the Company's common stock at $2.75 per share. The warrants are exercisable after one year for a period of ten years.

  The Company believes that its cash flow from operations and current availability under the credit facility sufficient to support working capital needs for the forseeable future. While the Company has received waivers of compliance with certain financial covenants through the end of its fiscal year ending September 26, 1999, the Company anticipates the need to negotiate with its banks on an amendment to its credit facility, negotiate with the banks on further waiver on certain covenants and other terms, or refinance its credit facility. There is no assurance that the Company will obtain an amendment or waiver or be able to refinance its credit facility. If the Company is unable to obtain an amendment or waiver or is unable to refinance the credit facility, the Company could be in non-compliance with the terms of the credit agreement. Such non-compliance would permit the banks to accelerate the maturity of all outstanding borrowings under the credit facility and would have a material adverse effect on the Company's liquidity and capital reserves and cash flows.
  Accordingly, debt related to the credit facility has been classified as current in the balance sheet in the third fiscal quarter of 1999.

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

  The Company believes that its cash flow from operations and current availability under the credit facility sufficient to support working capital needs for the forseeable future. While the Company has received waivers of compliance with certain financial covenants through the end of its fiscal year ending September 26, 1999, the Company anticipates the need to negotiate with its banks on an amendment to its credit facility, negotiate with the banks on further waiver on certain covenants and other terms, or refinance its credit facility. There is no assurance that the Company will obtain an amendment or waiver or be able to refinance its credit facility. If the Company is unable to obtain an amendment or waiver or is unable to refinance the credit facility, the Company could be in non-compliance with the terms of the credit agreement. Such non-compliance would permit the banks to accelerate the maturity of all outstanding borrowings under the credit facility and would have a material adverse effect on the Company's liquidity and capital reserves and cash flows. Accordingly, debt related to the credit facility has been classified as current in the balance sheet in the third fiscal quarter of 1999.



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

  The external agents section includes the process of identifying and prioritizing critical suppliers and customers at the direct interface level,and communicating with them about their plans
  and progress in addressing the year 2000 problem.   Year 2000
  compliance issues at critical suppliers create risks for WPI, since their inability to operate effectively could impact our business. Evaluations of the most critical third parties have been completed. WPI has receive assurances from its critical suppliers that they are or will be Year 2000 ready.

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



                         WPI GROUP, INC.
                          (Registrant)




Date: August 23,1999                        By:/s/ John R. Allard
                                               ------------------
                                               John R. Allard
                                               President and
                                               Chief Operating
Officer









Date: August 23,1999                         By:/s/John W. Powers
                                               -----------------
                                               John W. Powers
                                               Vice President and
                                               Chief Financial
Officer