Form 10-K
period 1999-09-26
WPI GROUP INC
filed 2000-01-25
CIK 881771

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended September 26, 1999
                               OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

              For the transition period from       to

Commission file number 0-19717


                         WPI GROUP, INC.
                         ---------------
     (Exact Name of Registrant as Specified in Its Charter)

New Hampshire                          02-0218767
-------------                          ----------
(State or other jurisdiction           (I.R.S. Employer
of incorporation or organization)       Identification Number)

1155 Elm Street, Manchester, New Hampshire    03101
------------------------------------------    -----
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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

As of December 30, 1999, the aggregate market value of the 5,357,388 outstanding shares of voting stock held by non-affiliates of the registrant was $13,438,470.

As of December 30, 1999, 6,051,963 shares of the Registrant's Common Stock, par value $.01 per share, were issued and outstanding.

               Documents Incorporated by Reference
               -----------------------------------


None.

                             PART I

Item 1. Business
        ---------
This  report  contains  forward-looking  statements  within   the
meaning  of Section 21E of the Securities Exchange Act   of  1934
that reflect the Company's current view with respect to future events and financial performance. When used in this report, the words "anticipates", "believes", "expects", "intends", "plans",
"future",   and   similar  expressions  identify  forward-looking
statements.   The  future events described  in  these  statements
involve   risks   and  uncertainties,  among   them   risks   and
uncertainties related to the market acceptance of the Company's products and continuing development of its products, general market conditions and competition. Actual results could differ materially from those projected in the forward-looking statements
as  a  result of factors set forth throughout this document.   In
particular,  there  can  be  no  assurance  that  the   strategic
initiatives  detailed  below will be achieved  within  the  times
currently  contemplated by management, if at all.   In  addition,
there can be no assurance that the realizable values shown for the discontinued operations will be achieved. Further, much of the Company's future growth is dependent on the successful launch of MPSI's E-Technician product. There is no assurance that the product will succeed even after introduction to the market. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements, whether as a result of new information, future events, or otherwise. Readers should be advised to read this Form 10-K in its entirety and other reports or documents the Company files from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K, copies of which may be obtained from the Company or from the Securities and Exchange Commission at its website at www.sec.gov.

General
-------
Beginning in April, 1999, the Board of Directors instructed management to explore various strategic alternatives for the
Company  that  could  maximize stockholder value. As a result, management reviewed various strategic alternatives to strengthen the Company's financial position and to position the Company for future growth. These alternatives included the sales and/or retention of the Company's operating businesses in various combinations. Management reported on the various alternatives to the Board at numerous board meetings
and ultimately the   Board  of  Directors approved  certain strategic
initiatives to enhance stockholder value. The Board authorized a series of initiatives designed to reposition the Company as a provider of vehicle diagnostic equipment and software solutions. Accordingly, the Company plans to divest and exit its handheld computer and terminals business, its power conversion business and its electromechanical
instrument business.   The Company's strategic goal is to continue and
expand its leadership position in the development, manufacture and marketing of diagnostic and repair equipment and software for the automotive, heavy-duty vehicle, construction and agricultural equipment market, through its wholly-owned subsidiary, WPI Micro Processor
Systems,  Inc. ("MPSI").   Accordingly,  the Company's non-core
businesses are reflected as "discontinued operations" throughout this annual report. The Company currently estimates that by the end of the third quarter of its current fiscal year, it will have exited its non-core businesses.

References to "MPSI" in this report shall include only the Company's Vehicle Diagnostic Equipment and Software business and are identified as "continuing operations". References to "Company" or "WPI" shall include both continuing operations and discontinued operations.

Historically, WPI Group, Inc. ("WPI" or the "Company") has designed, manufactured and marketed high value added products used in mission critical systems for a wide range of applications through two operating groups: Information Solutions and Industrial Technology. The Information Solutions Group produces three distinct product lines: Vehicle Diagnostic Equipment and Software; Rugged Handheld Computers; and Rugged Handheld Terminals. Each of the handheld products is designed to function under harsh environmental conditions. Unlike conventional computer equipment, many of WPI's computers and terminals can function after a 10 foot drop to concrete, total immersion in water, exposure to extreme temperatures as well as dust and other harmful agents, and can operate for up to 30 hours on a single battery charge. The handheld products are used in a variety of applications such as vehicle monitoring and maintenance, utility field service and factory automation. Because the Company plans to exit and divest the handheld computer and terminal business, the Company has internally reorganized the businesses that formerly comprised the Information Solutions Group and the handheld computer and terminals businesses are now reflected as discontinued operations.

 The Industrial Technology Group segment produces four distinct product lines: Industrial Power Conversion Systems (heavy duty power
supplies   used  in  elevators  and  semiconductor  and   thermal
processing  equipment);  Electronic Ballasts  (small  specialized power supplies that power lamps used in medical equipment, multimedia projectors and lighting systems); Precision Solenoids (electro-mechanical devices which are incorporated into cameras, printers and other products); and Precision Electromechanical Instruments (avionic components and subsystems, inertial sensors, and  digital and analog panel meters).  On December  23,  1999 the  Company sold the Industrial Power Conversion Systems (WPI
Power Systems) and the Electronic Ballasts (WPI Electronics) businesses to a private group of investors. The Company intends to Divest the Precision Solenoids and the Precision Electromechanical Instruments businesses. Accordingly, each are reflected as discontinued operations in the financial statements.

The  Company  was incorporated in New Hampshire in 1948  and  its
corporate   headquarters  are  located  at   1155   Elm   Street,
Manchester, New Hampshire 03101.  Its telephone number  is  (603)
627-3500.


Products

MPSI  -  Continuing Operations

WPI's vehicle diagnostic group, MPSI, offers diagnostic hardware and software ranging from application cartridges with connectivity and diagnostic support for particular vehicles to complete solutions for in-field diagnosis of vehicle failures and tracking services with the ability to monitor the function of critical vehicle components. In 1988, MPSI introduced the Prolink scan tool for the diagnostic and repair equipment for the auto and heavy-duty vehicle markets. This product has been extremely successful and has been, over its ten year history, the tool of choice with more OEM endorsements than any other tool of its type in the industry. MPSI has continuously updated the Prolink using the latest developments in hardware and software technology to enhance the tool and keep the design current. Today, over 120,000 Prolinks have been sold, mainly for use in the heavy-duty vehicle market although many are employed in the automotive sector as well. From this base business, MPSI has continued to expand its product offerings and today provides a broad range of test capability for heavy-duty vehicles. Application coverage includes hardware and software to test many types of electronic control modules ("ECMs") for engines, transmissions, braking systems, instrument clusters, passenger safety systems, as well as others. In addition to the specific test devices, MPSI's other product offerings include exhaust emission analyzers, smoke meters and various handheld electronic system testers.

In 1998, MPSI introduced two new products that have significant strategic importance for the Company and the heavy-duty vehicle service industry. These products are known as the "PDM", (parallel data module) and the "SDM" (serial data module). These devices can be connected to either the computer's parallel or serial data port and the vehicle's electronic systems. Using MPSI's unique software, which combines proprietary OEM data with MPSI's own in-house software, the vehicle's on-board systems can be thoroughly analyzed. The data is then presented to the service technician to facilitate the repair or adjustment of the vehicle.

MPSI's newest product, known as E-Technician, is a remote diagnostic platform. The E-Technician web-based diagnostic platform monitors more than 550 data points on a vehicle's electronic data bus via the Internet. It also allows remote monitoring of a vehicle's sensors and provides real-time analysis for maintenance and repair technicians. The Company believes that E-Technician will play an essential role in future vehicle service and maintenance, bringing advanced business value to transport logistic operations across many industries. With E-Technician, companies will perform diagnostic services remotely, including the reprogramming of on-board computers to enter new calibration data and also the reading of fault codes. E-Technician will also link to other business applications, such as trip and maintenance scheduling and to applications measuring vehicle and fleet profitability. E-Technician is scheduled for launch in June 2000. The Company has numerous demonstration units currently in place.

Customers

MPSI - Continuing Operations

For Fiscal 1999, a distributor with exclusive rights to sell certain MPSI product represented approximately 51% of MPSI's net sales. Another customer represented approximately 16% of MPSI's net sales for fiscal 1999. For Fiscal 1998 and 1997, a distributor with exclusive rights to sell certain MPSI product represented approximately 60% of MPSI's net sales in each of those years.

Company - Including Continuing and Discontinuing Operations

For Fiscal 1999, 1 customer represented 10% or more of WPI's net sales. For Fiscal 1998, no customer represented 10% or more of WPI's net sales. For Fiscal 1997, one customer represented 11% of WPI's net sales.

Sales and Marketing

MPSI - Continuing Operations

Sales of vehicle diagnostic equipment and software is carried out by a group of 34 sales and marketing employees, most of which are located in the United States. MPSI's products are distributed through a number of traditional channels as well as through MPSI's own direct telemarketing operation. In addition, MPSI sells its products through a number of independent distributors located in North America. MPSI's automotive products are sold through several independent warehouse distributors and through MPSI's catalog. MPSI offers a full range of pre- and post-sales support. Pre-sales support is primarily provided by sales engineers located in the field. Post-sales support is primarily provided through the MPSI hot line. Together, these organizations ensure the successful application of MPSI's technology and the satisfaction of its clients.

Company - Including Continuing and Discontinuing Operations

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

Manufacturing and Raw Materials

Each  of WPI's businesses (both continuing and the discontinued
operations)manufacture  nearly  100%  of  their  products.   WPI
businesses generally operate their manufacturing facilities one shift per day, five days per week. WPI's businesses use many different raw materials in their manufacturing processes. However, none of WPI's businesses are dependent on any one or several raw materials used in their manufacturing. WPI's businesses have multiple sources for each raw material used in the manufacture of their products and are not dependent on any one or group of its vendors for their raw material purchases.

Backlog

WPI manufactures its products against orders from customers. Backlog is comprised of orders for products that generally have scheduled shipment dates within 12 months. Some orders in WPI's backlog may be canceled under certain conditions, although cancellation rarely occurs.

MPSI - Continuing Operations

As of September 26, 1999, MPSI had a backlog of approximately $500,000, compared with a total backlog of approximately $1.2 million at September 27, 1998. Management believes that most of MPSI's backlog at September 26, 1999 will be shipped in the 12 months following that date. Because many of its contracts are performed within short time periods after receipt of an order, MPSI does not believe that the level of its backlog is a meaningful predictor of its future results.

Company - Including Continuing and Discontinued Operations

As  of  September  26, 1999, WPI had a backlog  of  approximately
$20.3 million, compared with a total backlog of approximately $23.6 million at September 27, 1998. Management believes that most of WPI's backlog at September 26, 1999 will be shipped in the 12 months following that date. Because many of its contracts are performed within short time periods after receipt of an order, WPI does not believe that the level of its backlog is a meaningful predictor of its future results.

Product Development

MPSI - Continuing Operations

In its twenty year history MPSI has established widespread recognition for new product innovation and has introduced a
number   of  first  to  market  products  which  have  not   only
contributed significantly to sales but have also helped shape the
vehicle  diagnostic  and repair industry in  North  America.   In
addition, MPSI develops both hardware and software products based
on   existing  product  offerings  and  technology  for  specific
customer  needs.   MPSI's  current  new  product  development  is
focused on the development of its E-Technician vehicle diagnostic platform and internet-based diagnostic service. MPSI charged to operations approximately $1.4 million, $1.5 million and
$1.9 million for new product development   in  Fiscal  1997,  1998
and  1999,   respectively. Expenditures on new product development
represented approximately 12%, 10% and 16% of net revenues in Fiscal 1997, 1998 and 1999, respectively.


Company - Including Continuing and Discontinued Operations

WPI believes that its commitment to product development is a critical element of its strategy aimed at exploiting niche markets for each group's products. WPI's product development activities are focused on the design of products identified by both its customers and its sales and marketing groups. A key element of WPI's product development activities is the expansion of product offerings based on its existing technologies. WPI charged to operations approximately $4.0 million, $5.1 million and $6.0 million for new product development in Fiscal 1997, 1998 and 1999, respectively. Expenditures on product development represented approximately 6%, 5% and 7% of net revenues in Fiscal 1997, 1998 and 1999, respectively.


Patents and Proprietary Information

WPI (including continuing and discontinued operations) have a number of
United  States  and foreign patents on certain  products.   WPI's
businesses  also  rely on trade secrets, in-house  expertise  and
technological   advancement   to   maintain   their   competitive
positions.

WPI does not believe patent protection to be significant to any of its current businesses. However, WPI considers its patents to be a strong deterrent against unauthorized copying of its products and key product attributes. WPI believes in vigorously protecting its rights under its patents.

Similarly, each of WPI's businesses have certain registered trademarks, none of which is considered significant to current operations.

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

MPSI - Continuing Operations

Currently, MPSI's diagnostic systems and related software are sold primarily to the transportation industry. The major competitive factors in this market include product features, portability, product knowledge and customer service. WPI has a number of competitors in certain segments of the transportation market. Management believes that WPI competes effectively in these markets by offering innovative, rugged and portable products and by providing excellent customer service.

At the present time, management does not believe that there are any products which are not competitive with E-Technician. There can be no assurance, however, that products competitive with E-Technician are in the process of development or will not be introduced in the future. However, management believes that MPSI has a number of key strengths that give it an advantage over companies wishing to introduce a product competitive with E-Technician. These strengths include access to and understanding of non-proprietary and proprietary original equipment manufacturer data streams, an in-depth knowledge and expertise in on-board/off-board communication protocols, an in-depth knowledge and expertise in the diagnosis and reprogramming of electronic control units, and well-established links with other key players in the heavy-duty diagnostic industry which management believes will assist in the deployment and market penetration of E-Technician.

Competition - Discontinued Operations

Handheld Computers and Terminals

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

Industrial Power Conversion Systems

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

Electronic Ballasts

WPI has some competition in the market for ballasts in endoscopes, multimedia projectors and fiber optic light sources incorporating metal halide and xenon arc lamps. In each of these markets, WPI believes that it competes favorably against its competitors by offering quality, reliability and solutions tailored to its customers' unique needs.

On December 23, 1999, the Company sold the Industrial Power Conversion Systems and the Electronic Ballast businesses to a group of private investors.

Precision Solenoids

WPI  has  several  established  competitors  in  the  market  for solenoids, some of which are larger, and some of which are smaller, than WPI. WPI believes that, in these markets, it competes favorably against its competitors by offering high quality, dependable products, superior engineering expertise and innovative, custom-tailored solutions.

Precision Electromechanical Instruments

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

Employees

MPSI - Continuing Operations

As of December 30, 1999 MPSI employed approximately 75 people, 17 of whom work in manufacturing, 25 of whom work in sales and marketing, 26 of whom work in engineering and product development, and 7 of whom work in administration. None of MPSI's employees is represented by a union, and management believes that MPSI's employee relations are good.

Company - Including Continuing and Discontinued Operations

As of December 30, 1999, WPI employed approximately 765 people, 531 of whom work in manufacturing, 68 of whom work in administration, 62 of whom work in product development and 104 of whom work in sales and marketing. None of the Company's employees is represented by a union, and management believes that the Company's employee relations are good.


Item 2. Property
----------------

Properties

The  Company  currently owns property located in Cwmbran,  United
Kingdom.  The  Cwmbran  property is  comprised  of  approximately
26,000 square feet of facilities which was formerly used to support the production of handheld terminals. The facility is now leased to a third party and is currently for sale as it is no longer needed to support operations. The Company leases approximately 17,000 square  feet  of  modern  manufacturing  facilities  in  Sterling
Heights, Michigan to produce diagnostic tools; 40,000 square feet of  manufacturing  facilities  in  Coventry,  United  Kingdom  to produce  handheld  and laptop computers; 60,000  square  feet  of manufacturing facilities in Manchester, New Hampshire to  produce digital  and  analog meters, inertial sensors and  avionics;  and
19,000  square  feet of manufacturing facilities  in  Bridgetown,
Barbados   to   produce  analog  meters.   The   Company   leases
approximately 12,000 square feet of office space in Manchester, New Hampshire which houses its corporate offices. In addition, the Company leases office space in six locations in the United
States,  France  and Germany use by its sales and service  staff.
WPI believes that its existing space is adequate for its current needs.

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

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------
Not applicable.


                             Part II

Item 5. Market for Registrant's Common Stock and Related
--------------------------------------------------------
Stockholder Matters
-------------------

The Company's common stock is traded on the NASDAQ National
Market System under the symbol WPIC. Set forth below for each quarter of its last 2 fiscal years indicated are the high and low sale prices for WPI Group, Inc. common stock.

                          1999             1998
Fiscal Quarter       High      Low      High     Low
-------------------------------------------------------

First                $7 7/8    $4       $15 1/8  $6 7/8
Second               $4 5/8    $3 7/16  $10 1/4  $7 1/8
Third                $4 1/8    $3       $10 1/2  $6 3/4
Fourth               $4 1/8    $2 13/16 $ 9 1/4  $4 3/4


The number of shareholders of record on December 30, 1999, was approximately 3,975. No dividends have been paid on the common stock to date, and the Company does not expect to pay cash dividends in the foreseeable future. In addition, the Company is prohibited from paying cash dividends pursuant to the terms of its credit facility with its lenders.

Item 6. Selected Financial Data
----------------------------------


Financial Highlights

Year Ended              September   September   September   September   September
                            26,         27,         28,         29,         24,
(in thousands,             1999        1998        1997        1996        1995
except per share        ----------  ---------   ---------   ---------   ---------
data)


Statement of
Income Data:

Net Sales             $     12,289  $  14,514   $  11,364   $   8,661   $    -

Gross Profit                 7,427      8,075       6,136       4,147        -

Operating income
(loss) from
continuing operations       (3,367)       (12)          4      (1,521)       -

Loss from continuing
operations                  (3,975)      (165)        (48)       (908)       -

Income (loss) from
discontinued operations,
net of income taxes        (29,230)     2,651       1,164       3,429      1,155

Cumulative effect of
change in accounting
principle                   (2,822)      -           -            -          -


Net income (loss)          (36,027)    2,486       1,116       2,521       1,155
                        ----------  --------   ---------   ----------  ---------
Diluted income (loss)
per share:
 Continuing operations  $    (0.66)  $ (0.03)  $   (0.01)  $   (0.15)  $     -
 Discontinued operations     (4.83)     0.43        0.19        0.57        0.20
 Accounting change           (0.47)      -           -            -          -
 Net income (loss)      $    (5.96)  $  0.40   $    0.18   $    0.42   $    0.20
                        ----------  --------   ---------   ---------   ---------
Adjusted Weighted
Average Shares               6,044     6,195       6,163       6,001       5,823


Balance Sheet Data:

Working Capital
(deficit)               $   11,837  $  21,327   $  16,967   $   12,156  $  6,626
Total Assets                64,557    110,123      78,501       50,675    22,380
Long-Term Debt                -        62,639      42,000       18,650     1,123
Stockholders'
Equity (deficit)           (10,974)    25,243      21,813       20,549     17,311
                        ==========  =========   =========   ==========  =========



Item 7. Management's Discussion and Analysis of Financial
---------------------------------------------------------
Condition and Results of Operations
-----------------------------------
RESULTS OF OPERATIONS

FISCAL 1999 COMPARED TO FISCAL 1998

Net sales decreased 15.3% to $12.3 million in 1999 from $14.5 million in 1998. The decrease was due primarily to decrease in sales by MPSI to its principal distributor. During 1999, sales to the primary distributor decreased from $8.8 million in 1998 to $6.3 million in 1999.

Gross profit in 1999 decreased 8.0% to $7.4 million from $8.1 million in 1998. As a percentage of sales, gross profit increased to 60.4% from 55.6% in 1998. The decline in gross profit was the result of the decrease in sales during 1999. The increase in gross profit as a percentage of sales was due primarily to change in product mix.

Research and new product development expenses increased 37.3% to $2.1 million in 1999 from $1.5 million in 1998. As a percentage of sales, research and new product development expenses increased to 16.8% in 1999 from 10.4% in 1998. The increase was due in part to the change in the Company's accounting method for deferred product enhancement costs.

Selling, general and administration expenses increased 24.9% to $8.2 million in 1999 compared to $6.6 million in 1998. As a percentage of sales, selling, general and administration expenses increased to 66.9% from 45.3% in 1998. The increase in selling, general and administration expense was due primarily to increased corporate expenses.

The Company's operating loss in 1999 of $3.4 million compared to $12 thousand in 1998. The increase in the Company's operating loss was due primarily to lower sales and high operating expenses as discussed above.

Other income (expense) increased to ($.6 million) in 1999 from ($.2 million) in 1998. The increase was due primarily to an increase in interest expense on debt.

The Company's loss from discontinued operations in 1999 was $8.8 million compared to income from discontinued operations of $2.7 million in 1998. The loss was the result of the increased costs and operating expenses as a result of the acquisition of Instruments in August 1998, lower sales in the Company's rugged handheld computer and terminal, power conversions and electronic ballasts businesses and higher interest expense from additional borrowings and higher interest rates.

FISCAL 1998 COMPARED TO FISCAL 1997

Net sales increased 27.5% to $14.5 million in 1998 from $11.4 million in 1997. The increase was due to increased sales by MPSI to its principal distributor. Sales to the principal distributor increased from $6.9 million in 1997 to $8.8 million in 1998. In addition, 1998 include sales of diagnostic hardware and software products to Deere & Company totaling $1.1 million as a result of a development agreement with Deere for its construction and agricultural equipment.

The Company's gross profit in 1998 increased 31.6% to $8.1 million from $6.1 million in 1997. As a percentage of sales, gross profit increased to 55.6% in 1998 from 54.0% in 1997. The increase was due primarily to increased sales and change in product mix.

Research and new product development expenses increased 16.7% to $1.5 million in 1998 from $1.3 million. As a percentage of sales, research and new product development expenses decreased to 10.4% in 1998 from 11.4% in 1997.

Selling, general and administration expenses increased 35.9% to $6.6 million in 1998 compared to $4.8 million in 1997. As a percentage of sales, selling, general and administration expenses increased to 45.3% from 42.6% in 1997. The increase was primarily the result of higher corporate and general administration expenses in 1998 in comparison to 1997.

The Company's operating loss in 1998 was $12 thousand compared to $4 thousand operating income in 1997.

Other income (expense) increased to ($.2 million) in 1998 from ($.1 million) in 1997. The increase was due primarily to an increase in interest expense on debt.

The Company's income from discontinued operations in 1998 was $2.7 million compared to $1.2 million in 1997. The increase was primarily the result of a full year of rugged handheld computer operations in 1998 following the June 1997 acquisition of Husky Computers.

LIQUIDITY AND CAPITAL RESOURCES

As  of September 26, 1999, the Company had a working capital
(deficit) of  ($11.8) million million  versus  $21.3 million
at September 27, 1998.   Net  cash provided  by  operating activities
totaled $1.2 million  in 1999 and $5.6 million in 1998.

As of September 26, 1999, the Company had no material commitments for capital expenditures.

In August 1998, the Company entered into a $75 million credit facility with a syndication of banks, consisting of a $20 million revolving line of credit which was to expire on September 30, 2003 and term notes totaling $55 million payable in varying quarterly installments commencing on December 31, 1998 and through September 30, 2004. The credit facility agreement contain certain restrictive covenants, including financial covenants, one of which the Company was not in compliance with at September 27, 1998. In December 1998, the Company reached an agreement with the banks to waive the event of non-compliance and amend certain terms of the agreement.

As of March 28, 1999 and June 27, 1999 the Company was not in compliance with two of the financial covenants contained in the credit agreement. The Company reached an agreement with the banks to waive the event of non-compliance as of March 28, 1999 and June 27, 1999 up to and until October 1, 1999 and to amend certain terms of the agreement. In relevant part, the terms of the amendment increases the interest accrued on all borrowings by 2% per annum and limits the revolving credit borrowings to $14.8 million, the amount of the Company's current revolving credit borrowings. In addition to the payment of a fee to amend the agreement, the Company agreed to issue to the banks warrants to purchase 124,000 shares of the Company's common stock at $2.75 per share. The warrants are exercisable after one year for a period of ten years.

As of October 1, 1999 the Company was not in compliance with terms of the credit agreement as amended. Accordingly, the aggregate bank debt totaling $67,356,000 is callable by the bank and has been classified as current in the consolidated balance sheet as of September 26, 1999.

The Company is negotiating a forbearance agreement with the banks.
The terms of the forbearance agreement provides all outstanding borrowings are due and payable, limits the revolving credit borrowings to $12.5 million, all borrowings bear interest at prime, payment of a $250,000 fee to the bank group, consummation of the sale of the rugged handheld computers and terminals business, execute a letter of intent with a potential purchaser of the instruments and solenoids business and an action plan to reduce the Company's expenses. The forbearance period is the earlier of March 31, 2000 or any default under terms of the agreement.

During its fiscal 1999, the Company has adopted and is in the process of implementing a restructuring plan intended to focus on its MPSI business unit (the provider of vehicle diagnostic systems).

In connection therewith:

1. The Company decided to divest itself of its Industrial Technology Group segment. In December 1999, the Company completed the sale of its industrial power conversion systems and electronic ballasts businesses (WPI Power Systems and WPI Electronics) to a private group of investors for approximately $9.3 million in cash plus the assumption of certain liabilities. The Company is also in the process of seeking a buyer for its instruments and solenoids businesses (WPI Instruments and WPI Magnetec). Substantially all of the proceeds from the completed sale were applied to the outstanding bank debt.

2. The Company is in the process of negotiating the sale of its rugged handheld computer and terminal business units (WPI Husky Technology and WPI Oyster Termiflex/MicroPalm) and expects this transaction to be concluded sometime in the first calendar quarter of 2000. Also during its fiscal 1999, the Company decided to terminate the software development operations of its expert systems business (WPI DecisionKey).

The Company's intention is to utilize the cash generated from the divestitures of its businesses to repay a significant portion of the existing bank debt. Thereafter, the Company intends to refinance the remaining debt to provide sufficient liquidity to satisfy its continuing working capital requirements. There is no assurance the Company will be successful in divesting its businesses or that the funding will be available to execute the plan.

If the Company is unable to successfully complete the divestiture transactions, renegotiate its bank agreements, or obtain additional financing, the cash from operations may not be sufficient to cover short-term or long-term liquidity requirements.

INFLATION

The Company does not believe that inflation has had a significant impact on its results of operations in the last three years.

YEAR 2000

WPI established its Year 2000 Project in order to evaluate the issue of computer software and embedded computer chips that are not able to distinguish between the year 1900 and the year 2000. WPI' s Year 2000 Project was divided into three major sections:
(1) IT systems (which examine operating systems and business applications software); (2) External agents (which examine third party suppliers and customers); and (3) Product issues (which involve Year 2000 issues inherent in products sold by WPI).

The IT systems section evaluated hardware and systems software. WPI completed its evaluation of its main internal operating systems and business application software. As a result of this evaluation, WPI implemented the necessary changes and tested its internal systems to achieve Year 2000 compliance in this area. As of the date of this report, WPI has experienced no material issues or problems relating to Year 2000 readiness of its internal systems.

The external agents section included the process of identifying and prioritizing critical suppliers and customers at the direct interface level, and communicating with them about their plans and progress in addressing the year 2000 problem. Year 2000 compliance issues at critical suppliers create risks for WPI, since their inability to operate effectively could impact our business. Evaluations of the most critical third parties have been completed. The Company had received assurances from these parties that they are "Y2K Ready." As of the date of this report, WPI has experienced no material issues or problems relating to Year 2000 readiness of its external agents.

The  product  issues section included the process of  identifying any product sold by WPI which may not be Year 2000 compliant, determining a corrective course of action and disseminating information about Year 2000 compliance to customers. Although most of WPI's products that have integrated software or embedded microprocessors are Year 2000 compliant, there can be no assurances that all of WPI's products are currently Year 2000 compliant. Detailed evaluations of products have been completed.

Total costs associated with required IT systems modifications to become Year 2000 compliant and product issues are not expected to have a material effect on the consolidated results of operations, cash flows or financial position of WPI.

Item 8. Financial Statements and Supplementary Data
        -------------------------------------------

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO WPI GROUP, INC.:

We  have audited the accompanying consolidated balance sheets  of
WPI Group, Inc. (a New Hampshire corporation) and subsidiaries as of September 26, 1999 and September 27, 1998, and the related consolidated statements of income, stockholders' equity (deficit)
and  cash flows  for  each of the three years in the period ended
September 26,  1999.   These  consolidated  financial  statements
are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of WPI Group, Inc. and subsidiaries as of September 26, 1999 and September 27, 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 26, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a net working capital deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Arthur Andersen LLP


Boston, Massachusetts
January 24, 2000


                 WPI GROUP, INC AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

September 26, 1999 and September 27, 1998         1999            1998
-----------------------------------------------------------------------------
ASSETS

Current Assets
 Cash and cash equivalents                       $  1,086,708    $     159,518
 Accounts receivable - net of allowance
 for doubtful accounts of $171,000 and
 $1,283,000 in 1999 and 1998,
 respectively                                       2,027,808       21,123,792
 Accounts receivable - other                          101,135          270,611
 Inventories                                          461,893       14,188,286
 Prepaid expenses and other current
 assets                                               238,550        1,562,048
 Refundable income taxes                              220,205          620,578
 Prepaid income taxes                               2,655,419        2,551,616
 Net assets of discontinued operations             54,200,000             -
                                                 ------------     ------------
    Total current assets                           60,557,718       40,476,449
                                                 ------------     ------------


Property, Plant and Equipment, at cost,
less accumulated depreciation                       1,668,473       15,514,291
Other Assets                                        1,896,868       54,132,417
                                                 ------------     ------------

                                                 $ 64,557,059     $110,123,157
                                                 ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
 Current portion of long-term debt               $ 69,155,487     $  3,715,748
 Accounts payable                                   1,499,103        7,776,470
 Accrued expenses                                   2,173,763        5,985,304
 Accrued income taxes                                  -             1,672,166
                                                 ------------     ------------

    Total current liabilities                      72,828,353       19,149,688
                                                 ------------     ------------
Long-Term Debt                                         -            62,638,964
                                                 ------------     ------------

Deferred Income Taxes                               2,702,987        3,091,995
                                                 ------------     ------------
Commitments

Stockholders' Equity (Deficit)

 Common stock, $.01 par value;
 authorized 20,000,000 shares;
 issued and outstanding 6,050,398
 and 6,028,204 shares in 1999 and
 1998, respectively                                    60,504           60,282
 Additional paid-in capital                        14,574,134       14,169,771
 Retained earnings (deficit)                      (25,608,919)      10,418,044
 Cumulative foreign currency translation
  adjustments                                          -               594,413
                                                 ------------     ------------
       Total stockholders' equity (deficit)       (10,974,281)      25,242,510
                                                 ------------     ------------

                                                 $ 64,557,059     $110,123,157
                                                 ============     ============

See notes to consolidated financial statements.


                WPI GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
 Restated to Report Husky and Industrial Technology Companies as
                     Discontinued Operations


For the years ended September 26, 1999, September 27, 1998
----------------------------------------------------------
and September 28, 1997
----------------------
                                    1999            1998           1997
                                -------------   ------------   -------------

Continuing Operations
Net Sales                       $  12,228,976   $ 14,513,904   $  11,363,820
Cost of Sales                       4,801,990      6,438,888       5,227,677
                                -------------   ------------   -------------

Gross Profit                        7,426,986      8,075,016       6,136,143
                                -------------   ------------   -------------
Operating Expenses
 Research and new product
 development                        2,067,352      1,506,001       1,290,844
 Selling, general and
 administration                     8,216,789      6,581,082       4,841,512
 Restructuring costs                  510,000          -               -
                                -------------   ------------   -------------
Total operating expenses           10,794,141      8,087,083       6,132,356
                                -------------   ------------   -------------

Operating income (loss)            (3,367,155)       (12,067)          3,787

Other Income (Expense)
 Interest expense                    (620,213)      (234,896)       (105,128)
 Other income                          12,373            595          20,005
                                -------------   ------------   -------------
Loss before provision
for income taxes                   (3,974,995)      (246,368)        (81,336)
Provision (benefit)for
Income Taxes                            -            (81,090)        (33,234)
                                -------------   ------------   -------------

Loss from continuing
operations                      $  (3,974,995)  $   (165,278)  $     (48,102)


Discontinued Operations
  Income (loss)from discontinued
    operations (net of applicable
    income taxes of $-,
    $1,306,000 and $887,000 in 1999,
    1998 and 1997,
    respectively                   (8,849,821)     2,651,760       1,163,863
  Estimated loss on disposal of
  discontinued operations         (20,380,000)         -               -
                                -------------   ------------   -------------

Income (loss) from discontinued
operations                        (29,229,821)     2,651,760       1,163,863
                                -------------   ------------   -------------
Income (loss) before cumulative
  effect of change in accounting
  principal                       (33,204,816)     2,486,482       1,115,761
Cumulative effect of change
  in accounting principle, net of
  applicable income
  taxes of  $1,000,000             (2,822,147)         -               -
                                -------------   ------------   -------------

Net income (loss)               $(36,026,963)   $  2,486,482   $   1,115,761
                                ============    ============   =============

Earnings (Loss) Per Share -
Continuing Operations
(see Note 2)                    $       (0.66)  $      (0.03)  $       (0.01)
                                =============   ============   =============

See notes to consolidated financial statements.



                WPI GROUP, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

For the years ended September 26, 1999 September 27, 1998 and September 28,1997
1997

                                                                                  Foreign
                                  Common Stock      Additional     Retained       Currency
                                  $.01 Par Value     Paid-in       Earnings      Translation                 Comprehensive
                               Shares     Amount     Capital       (Deficit)     Adjustment    Total         Income
Balance                        ------     ------    ----------   -----------    -----------    -----
September 29, 1996          5,947,922  $59,479   $13,658,604    $ 6,815,801     $  14,762     $20,548,646    $     -
Employeee stock purchase        2,865       29        23,488          -              -             23,517          -
plan
Stock bonus plan                4,525       45        34,186          -              -             34,231          -
Exercise of stock              41,425      414       117,262          -              -            117,676          -
options
Income tax benefit from           -         -         89,000          -              -             89,000          -
stock options exercised
Non-employee
compensation stock  options       -         -         70,000          -              -             70,000          -
Foreign currency                  -         -           -             -          (185,976)       (185,976)       (185,976)
translation
Net income                        -         -           -         1,115,761          -          1,115,761       1,115,761
----------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                                         $    929,785
                                                                                                             ---------------
Balance
 September 28, 1997          5,996,737  $59,967   $13,992,540    $ 7,931,562     $(171,214)    $21,812,855          -

Employee stock purchase          7,582       76        50,226          -              -             50,302          -
plan
Stock bonus plan                 3,135       31        25,744          -              -             25,775          -
Exercise of stock               20,750      208        79,261          -              -             79,469          -
options
Income tax benefit from            -         -         22,000          -              -             22,000          -
stock options exercised
Foreign currency                   -         -           -             -           765,627         765,627        765,627
translation
Net Income                         -         -           -         2,486,482          -          2,486,482      2,486,482
-----------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                                         $  3,252,109
                                                                                                             ----------------
Balance
 September 27, 1998          6,028,204  $60,282   $14,169,771    $10,418,044     $ 594,413     $25,242,510   $      -

Employee stock purchase          6,803       68        27,317          -              -             27,385          -
plan
Stock bonus plan                 2,225       22         9,990          -              -             10,012          -
Exercise of stock               13,166      132        28,388          -              -             28,520          -
options
Non-employee
compensation stock                 -         -        337,768          -              -            337,768          -
options and warrants
Income tax benefit from
stock options exercised            -         -            900          -              -                900          -
Foreign currency                   -         -           -             -          (594,413)       (594,413)      (594,413)
translation
Net (loss)                         -         -           -       (36,026,963)         -        (36,026,963)   (36,026,963)
---------------------------------------------------------------------------------------------------------------------------
Comprehensive loss                                                                                           $(36,621,376)
                                                                                                            ---------------
Balance
 September 26, 1999          6,050,398  $60,504   $14,574,134    $(25,608,919)   $    -        (10,974,281)
===========================================================================================================================

See notes to consolidated financial statements.


                 WPI GROUP, INC AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended September 26, 1999, September 27, 1998 and
September 28, 1997

                                             1999           1998           1997

Cash Flows From Operating Activities
 Net Income (loss)                       $(36,026,963)   $ 2,486,482    $ 1,115,761
                                         ------------    -----------    -----------
  Adjustments to reconcile net income
  to net cash
  provided by operating activities:
  Depreciation and amortization             5,352,969      5,424,802      3,409,364
  Loss from disposal of
  discontinued operations                  20,380,000        -               -
  Cumulative effective of change in
  accounting principle                      2,822,147         -               -
  Write-off of software development             -          1,312,283          -
  costs
  Write-off of property and equipment         523,531          -              -
  Non-cash interest expense                 1,221,371          -              -
  Deferred income taxes                       236,052     (1,173,110)       860,307
  Non-cash compensation                        46,000         25,775        104,231
  Changes in current assets and
  liabilities, net of effects of
  acquisitions:
  Accounts receivable                       3,525,293     (5,982,700)     4,266,396
  Inventories                              (3,149,380)       825,685      1,733,357
  Other current assets                        577,773        940,689     (1,216,626)
  Accounts payable                          5,518,563         66,926       (500,407)
  Accrued expenses                            824,623        632,823     (1,357,394)
  Accrued income taxes                       (616,223)     1,016,789     (1,018,724)
                                         ------------    -----------    -----------

     Total adjustments                     37,262,719      3,089,962      6,280,504
                                         ------------    -----------    -----------

     Net cash provided by operating         1,235,756      5,576,444      7,396,265
     activities                          ------------    -----------    -----------

Cash Flows From Financing Activities
 Proceeds from debt                         3,266,523     62,893,343     23,350,000
 Payments of debt                            (465,748)   (42,270,664)       (20,000)
 Proceeds from exercise of stock               28,520         79,469        117,676
 options
 Issuance of common stock                      37,397         50,302         23,517
 Tax benefit on exercise of non-
 statutory options                                900         22,000         89,000
                                         ------------    -----------    -----------
     Net cash provided by financing
     activities                             2,867,592     20,774,450     23,560,193
                                         ------------    -----------    -----------
Cash Flows From Investing Activities
 Additions to property, plant and          (2,934,982)    (1,934,052)     (3,912,522)
 equipment
 Proceeds from sales of property,
 plant and equipment                            -          1,462,894          -
 Additions to other assets                    (67,000)    (2,611,857)    (2,911,010)
 Acquisitions, net of cash acquired             -        (23,495,000)   (22,039,007)
 Payments of accrued acquisition
 costs                                       (720,140)      (362,152)    (1,435,973)
                                         ------------    -----------    -----------
 Net cash used in investing
 activities                                (3,722,122)   (26,940,167)   (30,298,512)
                                         ------------    -----------    -----------
Effect of Foreign Currency
Translation on Cash                             9,576         69,992       (185,976)
                                         ------------    -----------    -----------
Net Increase (Decrease) in Cash and           390,802       (519,281)       471,970
Cash Equivalents
Cash and Cash Equivalents, Beginning
of Year                                       159,518        678,799        206,829
                                         ------------    -----------    -----------
Cash and Cash Equivalents, End of
Year                                     $    550,320    $   159,518    $   678,799
                                         ------------    -----------    -----------
Supplemental Disclosure of Cash Flow
Information
 Income taxes paid                       $    340,558    $    68,839    $ 2,644,700
 Interest paid                              5,831,090      3,599,679      1,906,915
                                         ------------    -----------    -----------
Supplemental Disclosure of Non-Cash
Investing Activities

 Summary of entities acquired:
 Fair value of assets acquired           $      -        $ 28,478,663    $ 27,754,666
 Cash paid                                      -         (23,495,000)    (21,811,753)
                                         ------------    ------------    ------------
 Liabilities assumed                     $      -        $  4,983,663    $  5,942,913
                                         ============    ============    ============


See notes to consolidated financial statements.

1.  Business and Discontinued Operations
    ------------------------------------
Business  - WPI Group, Inc. (the "Company") designs, manufactures
and   markets  high,  valued-added  information  and   industrial
technology  products used for a wide range of applications. The
Company operates through two segments, the Industrial Technology
Group (consisting of WPI Electronics, WPI Power Systems, WPI Instruments and WPI Magnetec) and the Information Solutions Group (consisting of WPI Oyster Termiflex/MicroPalm, WPI DecisionKey,
WPI Husky Technology and WPI Micro Processor Systems, Inc. ("MPSI")). The Industrial Technology Grup segment provides highly engineered electromechanical and electronic equipment, electromechanical devices and precision electromechanical instruments. The Information Solutions Group segment is a provider of rugged handheld computers and terminals, as well as vehicle diagnostic systems.

Discontinued Operations - During its fiscal 1999, the Company has adopted and is in the process of implementing a restructuring plan intended to focus on its MPSI business unit (the provider of vehicle diagnostic systems). In connection therewith:

1. The Company decided to divest itself of its Industrial Technology Group segment. In December 1999, the Company completed the sale of its industrial power conversion systems and electronic ballasts businesses (WPI Power Systems and WPI Electronics) to a private group of investors for approximately $9.3 million in cash plus the assumption of certain liabilities. The Company is also in the process of seeking a buyer for its instruments and solenoids businesses (WPI Instruments and WPI Magnetec). Substantially all of the proceeds from the completed sale were applied to the outstanding bank debt.

2. The Company is in the process of negotiating the sale of its rugged handheld computer and terminal business units (WPI Husky Technology and WPI Oyster Termiflex/MicroPalm) and expects this transaction to be concluded sometime in the first calendar quarter of 2000. Also during its fiscal 1999, the Company decided to terminate the software development operations of its expert systems business (WPI DecisionKey).


As a result of these actions, the Company's remaining and continuing operations consist solely of MPSI, its vehicle diagnostic systems business. All other businesses are presented as discontinued operations in the statements of operations in accordance with Accounting Principles Board Opinion No. 30. Accordingly, the sales, costs and expenses of these discontinued operations have been excluded from the respective captions in the consolidated statements of operations for all years presented and have been reported as income (loss) from discontinued operations, net of applicable income taxes.

The net assets of the discontinued operations have been classified as such on the accompanying balance sheet as of September 26, 1999 as assets held for sale.

The Company has recorded an estimated loss on disposal of discontinued operations of approximately $20.4 million which includes an estimated loss on the sale of its Industrial Technology Group of $16.0 million, an estimated loss on the sale of its rugged handheld computer and terminal business operations of $1.8 million and approximately $2.6 million estimated loss on future results of operations through the estimated date of disposal (including $3.0 million of allocated interest expense).

The amount the Company will ultimately realize could differ materially in the near term from the amounts assumed in arriving at the loss anticipated on disposal of the discontinued operations.

Summary operating results of the discontinued operations is as follows:

                                   1999           1998           1997
                               -------------  ------------    ------------

Sales                          $  79,779,825  $ 80,382,052    $ 51,119,568
Costs and Operating Expenses      80,846,942    72,945,412      47,799,429
                               -------------  ------------    ------------
Operating income (loss) from
  discontinued operations         (1,067,117)    7,436,640       3,320,139
Interest expense allocation
  (based on relative net
  assets) and other
  income expenses                 (7,782,704)    (3,478,790)    (1,268,042)
                               -------------  ------------    ------------
Income (loss) from discontinued
  operations before income
  taxes                           (8,849,821)    3,957,850       2,052,097
Provision for income taxes             -         1,306,090         888,234
                               -------------  ------------    ------------
Income (loss) from discontinued
operations                     $  (8,849,821) $  2,651,760    $  1,163,863
                               =============  ============    ============


Going Concern - As described in Note 4, the Company was not in compliance with the covenants of its credit facility at September 26, 1999. The default has not been waived by the bank syndicate and, as a result, the Company has no additional availability under its line of credit, the aggregate borrowings of $67,356,000 are callable by the bank. The Company is presently in the process of negotiating a forbearance agreement with its bank group. The proposed terms of the forbearance agreement are more fully described in
Note 4. As a result, the amounts oustanding under the bank agreements have been classified as current in the accompanying financial statements.

As discussed above, the Company has adopted a broad plan to divest of its Industrial Technology Group and rugged handheld computers and terminals businesses and focus on its MPSI business. The Company's intention is to utilize the cash generated from the divestitures of its businesses to repay a significant portion of the existing bank debt. Thereafter, the Company intends to refinance the remaining debt to provide sufficient liquidity to satisfy its continuing working capital requirements.

The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, successfully complete the divestiture of its businesses, to comply with terms of the forbearance agreement which is currently being negotiated and to obtain additional financing or refinancing as may be required. The Company can make no assurances it will be successful in these efforts.

If the Company is unsuccessful, it would be unable to meet its remaining short-term liquidity requirements, including debt service, normal working capital and other cash requirements, which would have a material adverse effect on the Company's on-going operations and would adversely affect the solvency of the Company.

These factors among others may raise substantial doubt about the Company's abiity to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.



2.  Summary of Significant Accounting Policies
    ------------------------------------------
Basis  of  Consolidation - The consolidated financial  statements include  the  accounts  of  the  Company  and  its  wholly  owned
subsidiaries.    All   significant  intercompany   balances   and
transactions have been eliminated.

Fiscal Year-end - The Company operates on a 52- to 53- week fiscal year ending on the last Sunday in September.

Revenue Recognition - Sales are recorded when products are shipped or when services are performed. The Company provides for estimated warranty costs at the time of shipment. Arrangements to deliver software or software systems which require significant production, modification or customization are accounted for on a
percentage   of  completion basis.   Revenue  is  recognized   in
the proportion that the cost of milestones achieved bear to the total estimated costs of the project at completion. Losses, if any, are provided for in the period in which the loss is determined.

Management Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents - For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments - The carrying amounts reported on the consolidated balance sheet for cash, receivables, payables, accrued expenses and debt approximate fair value.

Concentration of Credit Risk - The Company's exposure to concentrations of credit risk relates primarily to trade accounts receivable. Such exposure is limited due to the large number of customers and their industry and geographic dispersion. The Company controls credit risk by performing ongoing credit evaluations of its customers' financial condition. Management is not aware of any specific concentrations that could cause a severe impact to its operations.

Inventories  -  Inventories  are stated  at  the  lower  of  cost
(principally first-in, first-out method) or market and include materials, labor and manufacturing overhead.

     Inventories consist of:
                                1999          1998
                            -----------    -----------


          Raw materials     $   315,071    $ 7,684,405
          Work in process        27,340      4,758,535
          Finished goods        119,482      1,745,346
                            -----------    -----------
                            $   461,893    $14,188,286
                            ===========    ===========


Property, Plant and Equipment - Property, plant and equipment are recorded at cost. Expenditures for maintenance, repairs and renewals are charged to expense as incurred whereas major betterments are capitalized as additions to property, plant and equipment. The provision for depreciation and amortization has been calculated using the straight-line method over the assets estimated useful lives.

The components of property, plant and equipment and their estimated useful lives are as follows:

                             Useful Life         1999        1998
                             -----------      -----------  -----------


          Land and land
          improvements          15            $     -      $   372,160
          Buildings and
          improvements          39                308,700    6,561,575
          Machinery and
          equipment              7                106,847    4,957,801
          Tooling and dies     3 - 7              173,356    2,101,954
          Office equipment     5 - 7            2,144,605    5,616,943
          Equipment under
          capital leases         5                  -          652,685
          Demonstration
          equipment              3                  -          516,933
          Construction in
          progress               -            $     -      $   383,381
                                              -----------  -----------
                                                2,733,503   21,163,432
          Less: accumulated
          depreciation                         (1,065,035)  (5,649,141)
                                              -----------  -----------
                                              $ 1,668,473 $15,514,291
                                              ===========  ===========


Goodwill and Other Intangibles - The excess of the purchase price over the fair value of net assets acquired in an acquisition is included in other assets in the accompanying consolidated balance sheets and is being amortized over 5 to 25 years on a composite
straight-line  basis.   The  Company periodically  evaluates  the
existence of goodwill impairment on the basis of whether the goodwill is fully recoverable from projected undiscounted net cash flows of the related business unit. Goodwill and other intangibles (net of accumulated amortization and write-down for planned disposal) was approximately $1,871,372 and $48,799,000
at the end of 1999  and 1998,   respectively. Amortization included in
continuing operations amounted to approximately $170,000 in 1999, 1998 and 1997.

Change in Accounting Principle - Deferred Product Enhancement Costs - Deferred product enhancement costs represent incremental direct costs specifically identified with the adaptation and enhancement of existing commercial products to meet the needs of specifically
identified  customers or  markets.   Such costs were amortized on a
straight-line  basis over  the estimated economic useful lives of the related products which presently did not exceed five years. Periodically, the Company evaluated each product on a number of factors, including but not limited to: customer and/or market projections of ongoing business; projected units for the following year when available; customers' evaluation of the state of the technology; and estimated stage of the life cycle of the product.
As of September 26, 1999 the costs and accumulated amortization for deffered product enhancement costs was approximately $5,849,000 and
$1,919,000, respectively.   The amortization  of these  costs included
in continuing operations cost of sales and amounted to approximately $91,000 and $13,000 for 1998 and 1997, respectively.

As of September 28, 1998,in accordance with the Statement of Position
98-5 "Reporting on the Costs of Start-Up Activities," the Company changed its method of accounting for deferred product enhancement costs to expense costs as incurred. As a result, the Company recognized a cumulative affect in accounting principle of $2,822,000, net of taxes of $1,000,000.

Software Development Costs - In accordance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," the Company capitalizes certain software development costs. Capitalization of software development costs begins upon the establishment of technological feasibility and ceases when the product is ready for release. Research and development costs incurred prior to the establishment of technological feasibility are charged to research and new product development expense.
Amortization of capitalized software development costs begins when the product is available for release to customers. Amortization is provided on a product-by-product basis, using the greater of the anticipated future revenue stream or straight-line method over the economic life of the product, initially estimated at two years.

During the fourth quarter of 1998, the Company performed a review of these costs and recorded a charge of approximately $1,312,000 to write-off all previously capitalized software development costs. This change is included in income from discontinued operation for 1998.

Long-Lived Assets - In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of," the Company evaluates the recoverability of its carrying value of the Company's long-lived assets and certain intangible assets based on estimated undiscounted cash flows to be generated from each of such assets compared to the original estimates used in measuring the assets. To the extent impairment is identified, the Company reduces the carrying value of such impaired assets.

Income Taxes - In accordance with SFAS No. 109, "Accounting for Income Taxes," the Company recognizes deferred income taxes based on the expected future tax consequences of differences between the financial statement basis and tax basis of assets and liabilities calculated using enacted tax rates in effect for the year in which the differences are expected to reverse.

Earnings  Per  Share  -  The Company has adopted  SFAS  No.  128,
"Earnings   Per  Share."   This  statement  modifies   disclosure
requirements for companies required to report earnings per  share
(EPS) to include presentations of Basic EPS (which includes no dilution of common stock equivalents) and, if applicable, Diluted
EPS (which reflects the potential dilution of common stock equivalents). All earnings per share amounts for all periods have been presented and, where appropriate, restated to conform to the
SFAS  No.  128  requirements. Options to  purchase  approximately
621,000 shares, 144,000 shares  and  18,000  shares  of   common
stock   were outstanding  during 1999, 1998 and 1997, respectively, but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

The computations of basic and diluted earnings (loss) per common share for 1999, 1998 and 1997 is as follows:

                                            1999          1998         1997
                                        ------------  ------------ -----------

Earnings (loss) per share - basic
  Continuing operations                 $      (0.66) $      (0.03)$     (0.01)
  Discontinued operations                      (4.83)         0.44        0.20
  Effect of accounting change                  (0.47)          -           -
                                        ------------  ------------ -----------
  Net income (loss)                     $      (5.96) $       0.41 $      0.19
                                        ------------  ------------ -----------

Earnings (loss) per share - diluted
  Continuing operations                 $      (0.66) $      (0.03)$     (0.01)
  Discontinued operations                      (4.83)         0.43        0.19
  Effect of accounting change                  (0.47)          -           -
                                        ------------  ------------ -----------
  Net income (loss)                     $      (5.96) $       0.40 $      0.18
                                        ------------  ------------ -----------
Weighted Average Common Shares             6,043,634     6,015,192   5,972,310
Effective of Dilutive Options                  -           179,574     190,668
                                        ------------  ------------ -----------
Adjusted Weighted Average Common Shares    6,043,634     6,194,766   6,162,978
                                        ============  ============ ===========

Foreign Currency Translation - Assets and liabilities of the Company's foreign operations are translated at year-end exchange rates. Net sales and expenses are translated at the average rates prevailing during the year. Balance sheet translation gains and losses are reflected as a separate component of stockholders' equity. The foreign currency translation as of September 26, 1999 has been included in the net assets of discontinued operations.
Foreign   currency  gains  and  losses   arising   from
transactions are reflected in net income.


During 1999, 1998 and 1997, the Company recognized net foreign exchange gains (losses) of approximately $33,000, ($247,000) and ($61,000) primarily resulting from intercompany transactions with foreign subsidiaries. The foreign exchange loss has been recorded in the consolidated statements of income in discontinued operations. As of September 26, 1999, the Company has not entered into any foreign currency contracts to hedge this exposure.

Recent Accounting Pronouncements - In 1998, the Financial Accounting
Standards Board issued SFAS No. 133, "Accounting   for  Derivative
Instruments   and   Hedging Activities." The statement establishes
accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, the accounting treatment of changes in fair value is based on the nature of the hedge.
SFAS No. 133 is effective for the Company's fiscal year ending September 2001. The Company is currently evaluating the impact of SFAS No. 133 on its financial statements and related disclosures.

Reclassifications - Certain prior year amounts have been reclassified to conform with current year presentation.

3.  Other Assets
    ------------

   Other assets consist of:

                                               1999            1998
                                            -----------     -----------

       Goodwill and other intangibles       $ 2,552,215     $52,235,359
       Deferred product
       enhancement costs                         -            5,848,962
       Debt issuance costs                       -            1,196,500
       Security deposits                         25,496          89,896
                                            -----------     -----------

                                              2,577,711      59,370,717
       Less: accumulated
       amortization                            (680,843)     (5,238,300)
                                            -----------     -----------
                                            $ 1,896,868     $54,132,417
                                            ===========     ===========


4.  Notes Payable and Long-Term Debt
    --------------------------------

In August 1998, the Company entered into a $75 million credit facility with a syndication of banks, consisting of a $20 million revolving line of credit which was to expire on September 30, 2003 and term notes totaling $55 million payable in varying quarterly installments commencing on December 31, 1998 and through September 30, 2004. The credit facility agreement contain certain restrictive covenants, including financial covenants, one of which the Company was not in compliance with at September 27, 1998. In December 1998, the Company reached an agreement with the banks to waive the event of non-compliance and amend certain terms of the agreement.

As of March 28, 1999 and June 27, 1999 the Company was not in compliance with two of the financial covenants contained in the credit agreement.
The Company reached agreement with the banks to waive the event of non-compliance as of March 28, 1999 and June 27, 1999 up to and until October 1, 1999 and to amend certain terms of the agreement. In relevant part, the terms of the amendment increases the interest accrued on all borrowings by 2% per annum and limits the revolving credit borrowings to $14.8 million, the amount of the Company's current credit borrowings. In addition to the payment of a fee to amend the agreement, the Company agreed to issue to the banks warrants to purchase 124,000 shares of the Company's common stock at $2.75 per share. The warrants are exercisable after one year for a period of ten years. The Company recorded interest expense of $292,000 related to these warrants during 1999.

As of October 1, 1999 the Company was not in compliance with the terms of the credit agreement, as amended. Accordingly, the aggregate bank debt totaling $67,356,000 is callable by the bank has been classified as current in the consolidated balance sheet as of September 26, 1999. In addition the Company wrote off $930,000 of deferred finance fees previously capitalized which is included in interest expense.

The Company is negotiating a forbearance agreement with the banks. In relevant part, the terms of the forbearance agreement provides that all outstanding borrowings are due and payable, the revolving credit borrowings are limited to $12.5 million, all borrowings bear interest at prime plus 3.5%, payment of a $250,000 fee is to be paid to the bank group, the sale of the rugged handheld computers and terminals business to be completed by March 31, 2000, a letter of intent with a potential purchaser of the instruments and solenoids business and an action plan to reduce the Company's expenses be completed by January 7, 2000. The forbearance period is the earlier of March 31, 2000 or any default under terms of the agreement.

Based on its present financial condition, the Company anticipates the need to continue to negotiate with its banks on further extension of the forbearance period and other terms, or refinance its credit facility. There is no assurance that the Company will obtain an extension, waiver or be able to refinance its credit facility. If the Company is unable to obtain an extension or waiver or is unable to refinance the credit facility, the Company could be in non-compliance with the terms of the credit agreement.

On August 3, 1998, the Company issued $2,750,000 in promissory notes in connection with the acquisition of certain assets and technology of ANG Instruments. The notes were recorded at a 8.25% discount rate which represents a net present value of
$2,335,533.   Principal and interest payments  totaling  $51,563
are payable monthly over the four years commencing September  1,
1998.   At  September  27,  1999, the  outstanding  balance  was
$1,599,121. As a result of a default under the terms of the notes subsequent to September 26, 1999, the outstanding balance of $1,599,121 has been classified as current.

On  August  6,  1998,  the Company issued a $200,000  promissory note in connection with the acquisition of the Lucas sensor product line. The note bears interest at a rate of 9% per annum. The note and related interest are due and payable on July 31, 2000.


5.  Accrued Expenses
    ----------------

  Accrued expenses consist of:
                                       1999            1998
                                     ----------    ----------

       Interest                      $1,446,893    $  395,193
       Payroll and related
       amounts                          406,643     1,760,902
       Warranty                         120,000     1,477,538
       Acquisition related              151,945       872,085
       Deferred revenue                   7,810       471,760
       Other                             40,472       648,169
       Leases                             -           359,657
                                     ----------    ----------
                                     $2,173,763    $5,985,304
                                     ==========    ==========


6. Income Taxes
   ------------

The components of federal and state income taxes provision are as follows:
                                      1999        1998          1997
                                   -----------  -----------   ----------
       Current
         Federal                   $    -       $  (78,000)   $  (32,000)
         State                          -           (3,000)       (1,000)
                                   -----------  ----------    ----------
                                        -          (81,000)      (33,000)
                                   -----------  ----------    ----------

       Deferred
        Federal                         -            -             -
        State                           -            -             -
                                   -----------  ----------    ----------
                                        -          (81,000)      (33,000)
                                   -----------  ----------    ----------

                                   $    -       $1,225,000    $  855,000
                                   ===========  ==========    ==========

A reconciliation of income taxes at the federal statutory rate of
34%  to  income taxes at the Company's effective tax rate  is  as follows:
                                                  1999          1998         1997
                                              ------------   ----------  ---------
     Income tax at 34% of income
       before provision for income taxes      $(1,351,000)   $  (84,000) $ (28,000)
     State income tax
       provision (benefit)
       (net of effect of federal tax)            (184,000)       (4,000)    (1,000)
     Change in valuation allowance              1,535,000         -          -
     Other                                          -             7,000     (4,000)
                                              ------------   ----------  ---------

                                              $     -        $  (81,000) $ (33,000)
                                              ============   ==========  =========


The  approximate  income  tax  effect  of  temporary  differences comprising  the  deferred  tax  assets  and  liabilities  are  as follows:
                                               1999             1998
                                           -------------    -------------

     Deferred tax assets and valuation
     allowance
        Goodwill                           $   7,440,000    $        -
        Software development costs             1,410,000          453,000
        Inventory related                        344,000          353,000
        Bad debt reserve                         365,000          424,000
        Warranty reserve                         178,000          200,000
        Payroll related                          106,000          115,000
        Tax loss carryforwards                 2,786,000          805,000
        Other                                    282,000          202,000
        Valuation allowance                  (10,226,000)            -
                                           -------------    -------------

                                               2,655,000        2,552,000
                                           -------------    -------------
     Deferred tax liabilities
        Fixed asset differences                  654,000        1,402,000
        DISC deferral                            996,000        1,116,000
        Goodwill                                 791,000          490,000
        Deferred enhancement costs               315,000          164,000
        Other                                    (53,000)         (80,000)
                                           -------------    -------------
                                               2,703,000        3,092,000
                                           -------------    -------------
     Net deferred liabilities              $      48,000    $     540,000
                                           =============    =============


For income tax purposes, the Company had available, at September 26, 1999, net operating loss ("NOL") carryforwards for regular income tax purposes of approximately $6,966,000.


7. Common Stock
   ------------
A) Stock Option Plans

The Company has stock option plans for selected officers, key employees and directors. Under these plans, options may be granted at a price equal to at least the fair market value at the date of the grant. Options granted under the plans are exercisable at various dates as specified in the underlying option agreement. The options automatically expire upon termination of employment with the Company.

A summary of stock option activity for each of the three years in the period ended September 26, 1999, is as follows:
                                            Shares Under      Weighted-Average
                                               Option          Exercise Price
                                            ------------      ----------------

        Outstanding, September 29, 1996      314,946              $  4.02
         Exercised                           (41,750)                2.87
         Terminated                          (19,500)                7.07
         Granted                             276,000                 6.66
                                            ------------      ----------------
        Outstanding, September 28, 1997      529,696                 5.38
          Exercised                          (20,750)                3.83
          Terminated                         (38,000)                7.36
          Granted                            296,000                 9.60
                                            ------------      ----------------
        Outstanding, September 27, 1998      766,946                 6.95
         Exercised                            (2,500)                2.88
         Terminated                         (133,666)                7.96
         Granted                             206,700                 5.09
                                            ------------      ----------------
        Outstanding, September 26, 1999      837,480                $6.37
                                            ============      ================

The following is a summary of options outstanding and exercisable at September 26, 1999:
               Options Outstanding                                         Options Exercisable
               -------------------                                         -------------------
                 Number       Weighted Average                      Number
Range of         Outstanding  Remaining         Weighted Average    Exercisable   Weighted Average
Exercise Prices  at 9/26/99   Contractual Life  Exercise Price      at 9/26/99    Exercise Price
---------------  ----------   ----------------  --------------      ----------    --------------

$2.25 to $4.50   176,500      6.85 years        $ 3.11              131,000       $  2.94
$4.51 to $6.50   410,480      4.21                5.59              274,614          6.18
$6.51 to $9.00   149,000      8.46                8.13               45,833          8.07
$9.01 to $11.13  101,500      8.10               11.13               53,833         11.13
                 -------                                            -------
                 837,480      7.65                6.37              505,280          6.00
                 =======                                            =======

As permitted by SFAS No. 123, the Company has elected to continue to apply APB No. 25 to account for its stock- based compensation plans.
Had compensation for the stock option plans been determined using the fair value at the grant dates for awards under those plans, consistent with the guidelines of SFAS No. 123, the Company's net income (loss)and net income (loss) per share would have been increased (decreased) to the pro forma amounts listed below:

                                       1999             1998            1997
                                   -------------    -------------   ----------

Pro forma net income  (loss)       $  (4,456,989)   $    (689,675)  $  (289,639)
  from continuing operations
Pro forma diluted net income
(loss) per shar  e                 $       (0.74)   $       (0.11)   $    (0.05)

Consistent with SFAS No. 123, pro forma net income and earnings per share have not been calculated for options granted prior to September 24, 1995. Pro forma compensation cost may not be representative of that to be expected in future years.

The weighted average fair value of options granted was $2.35, $4.68 and $3.39 for options granted during 1999, 1998 and 1997, respectively. The values were estimated on the date of grant using the Black-Sholes option pricing model with the following weighted average assumptions used for grants in 1999, 1998 and 1997, respectively; risk-free interest rates ranging from 4.0% to 6.3%, expected dividend yield of 0% for the periods, expected options lives of 5 years and expected volatilities ranging from 46.7% to 49.2%.

B) WPI Employee Stock Purchase Plan

The Company's Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors on June 1, 1997. The Purchase Plan is a qualified stock purchase plan under the Internal Revenue Code covering all employees of the Company, except employees who are owners of 5% of the Company's stock. Eligible employees can purchase shares on a quarterly basis on December 15, March 15, June 15 and September 15. The minimum purchase  amount  is 10 shares per quarter to a  maximum  of  400 shares per year. The purchase price of the shares is 93% of the average of the closing prices of the common stock during the period of 5 trading days ending on the purchase date. An aggregate of 30,000 shares were reserved for issuance under the Purchase Plan. Shares purchased under the Company's Purchase Plan were 6,803, 7,582 and 2,865 in 1999, 1998 and 1997, respectively.


C) WPI Stock Bonus Award Plan

The Company's Stock Bonus Award Plan (the "Bonus Plan") was adopted by the Board of Directors on June 1, 1997. All employees of the Company, except employees who are owners of 5% or more of the Company's stock, are eligible to participate in the Bonus Plan. The Bonus Plan allows for the award of shares of the Company's common stock. Awards under the Bonus Plan are made at the discretion of the Chief Executive Officer to employees who have demonstrated outstanding performance and commitment in their employment with the Company. An aggregate of 20,000 shares were reserved for issuance under the Bonus Plan. Shares awarded under the Company's Bonus Plan were 2,225, 3,135 and 4,525 in 1999, 1998 and 1997, respectively. The compensation expense related to these awards is not significant.

8. Employee Benefits
   -----------------

A) WPI 401k Plan

The Company has a Profit-Sharing 401(k) Plan for the benefit of eligible United States employees, whereby the Company matches a portion of the employees' contributions to the plan. During 1999, the Company matched 50% of the first 4% of employees' contributions. The Company's expense included in continuing operations relating to this plan amounted to approximately $128,000, $83,000 and $57,000 in 1999, 1998 and 1997, respectively. The Company

B) WPI Group UK Money Purchase Pension Plan

The Company has a defined contribution pension schemes for the majority of its full-time employees located in the United Kingdom. The Company's expense relating to the schemes amounted to approximately $331,000, $358,000 and $135,000, in 1999, 1998 and 1997, respectively, which is included in discontinued operations.

9. Significant Customers
   ---------------------

For Fiscal 1999, a distributor with exclusive rights to sell certain MPSI product represented approximately 51% of MPSI's net sales. Another customer represented approximately 16% of MPSI's net sales for fiscal 1999. For Fiscal 1998 and 1997, a distributor with exclusive rights to sell certain MPSI product represented approximately 60% of MPSI's net sales in each of those years.

10. Commitments
    -----------

The Company leases certain buildings, office space, machinery and equipment, and vehicles under various lease agreements which expire at various dates over the next five years.

As of September 26, 1999, the aggregate future minimum lease commitments under operating and capital leases obligations are as follows:

                                     Operating
        Fiscal Year                   Leases
        -----------                  ----------
        2000                         $  249,000
        2001                            135,000
        2002                            122,000
        2003                            122,000
        2004                             82,000
                                     ----------
        Total minimum lease
        payments                     $  710,000
                                     ==========


Total rental expense included in continuing operations charged to
operations for 1999, 1998 and  1997 totaled   approximately  $332,000,
$317,000   and   $316,000,respectively.

The Company is currently leasing a building from a entity in which one of its executive officers is a party. The total rent in connection with the lease arrangement of $594,000, $74,000 and $0 in 1999, 1998 and 1997,
respectively, is included in discontinued operations.

Subsequent to year end, the Company entered into a severance agreement with a former executive officer which provides for payments of $250,000 per year for a five year period commencing January 1, 2000 which will be charged to operations during the Company's first quarter of fiscal 2000.

11.  Restructuring Costs
     -------------------

During 1999, the Company entered into a severance agreement with a former executive. In connection with the agreement, the Company recorded a restructuring charge of $510,000, consisting primarily of the continuation of payroll and benefits subsequent to termination. During 1999, the Company utilized approximately $360,000 of the charges.


12. Business Segment and Geographical Information
    ---------------------------------------------
The Company operates in one industry: vehicle diagnostic equipment and software.

13.   Selected Quarterly Financial Information (Unaudited)
      ----------------------------------------------------

Selected  quarterly  financial information for  the  years  ended
September 26, 1999 and September 27, 1998 is as follows:

(in thousands, except earnings per share)

                              First     Second    Third     Fourth
                             Quarter   Quarter   Quarter    Quarter
                             -------   --------  -------    --------
1999
----
Net sales                    $ 3,110   $ 3,278   $ 2,169    $ 3,222
Gross profit                   1,993     2,055     1,516      1,863
Loss from continuing
operations                      (283)     (612)   (1,553)    (1,527)
Loss from
 discontinued operations        (275)     (905)   (1,695)   (26,354)
Change in accounting
principle                     (2,822)       -        -         -
Net income (loss)             (3,380)   (1,517)   (3,248)   (27,881)
Earnings (loss)
per share - basic & diluted
 Continuing operations         (0.05)    (0.10)    (0.26)     (0.25)
 Discontinued operations       (0.04)    (0.15)    (0.28)     (4.36)
 Change in accounting
 principle                     (0.47)       -        -          -
 Net loss                      (0.56)    (0.25)    (0.54)     (4.61)




1998
----
Net sales                    $ 2,983   $ 3,765   $ 4,154    $ 3,661
Gross profit                   1,477     2,131     2,421      2,046
Income (loss) from continuing
operations                       (40)      137       182      (445)
Income (loss) from
discontinued operations          952       915     1,186      (401)
Net income (loss)                912     1,052     1,368      (846)
Earnings (loss)
per share - basic
 Continuing operations         (0.01)     0.02      0.03      (0.07)
 Discontinued operations        0.16      0.16      0.20      (0.07)
 Net income (loss)              0.15      0.18      0.23      (0.14)
Earnings (loss)
per share - diluted
 Continuing operations         (0.01)     0.02      0.03      (0.07)
 Discontinued operations        0.16      0.15      0.19      (0.07)
 Net loss                       0.15      0.17      0.22      (0.14)


Item  9.  Changes  In  and  Disagreements  with  Accountants   on
          -------------------------------------------------------
Accounting and Financial Disclosure
-----------------------------------

None

                            Part III

Item 10. Directors and Executive Officers of the Registrant
         --------------------------------------------------

       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
                                Officer or
Name                    Age     Director Since     Position with the Company
-----                   ---     ---------------    -------------------------


John Allard             34      1998               Director, President
                                                   and Chief Executive Officer

Stephen Carlotti        57      1997               Director

Michael Foster          64      1988               Director

Paul Giovacchini        42      1990               Director,  Nonexecutive
                                                   Vice Chairman

Irving Gutin            67      1994               Director

Karen Hebert            39      1995               Vice President,
                                                   Human Resources

John Powers             42      1997               Vice President and
                                                   Chief Financial Officer

James Risher            57      1999               Director

Steven Shulman          58      1997               Director,  Nonexecutive
                                                   Chairman

Bernard Tenenbaum       44      1994               Director

Michael Tule            38      1996               Vice President,
                                                   General Counsel and
                                                   Secretary


John Allard has been a Director of the Company since August 1998, and President and Chief Executive Officer of the Company since December, 1999. From February 1999 to December 1999, Mr. Allard served as President and Chief Operating Officer of the Company. From August 1998 to February 1999, Mr. Allard served as Senior Vice President, Business Development. From December 1992 to August 1998, Mr. Allard served as President, Chief Executive Officer and Director of Allard Nazarian Group, Inc. which included Jewell Electrical Instruments, a manufacturer of avionics components, subsystems, and panel meters, and Granite State Manufacturing, a contract manufacturing service. From December 1992 to December 1996, Mr. Allard also served as a Director of The Aerospace Displays Systems Group located in Hatfield, Pennsylvania.

Stephen Carlotti has been a director of WPI since September 1997. He has been a partner of the law firm of Hinckley, Allen & Snyder since 1992. From February 1996 to November 1996, he served as a Vice Chairman of AMTROL, Inc. He has been a director of Fleet National Bank since 1986.

Michael Foster has been a director of the Company since 1988. From October 1988 to December 1999, he was Chairman of the Board of Directors and Chief Executive Officer of the Company. Mr. Foster led the management buy-out of the Company from Walker Magnetics Group, Inc. in October 1988. Since 1997, he has been a director of Foilmark, Inc., a Massachusetts-based manufacturer of metallic foils and foil stamping machinery.

Paul Giovacchini has been a Director of the Company since September 1990 and Nonexecutive Vice Chairman of the Company since December 1999. Mr. Giovacchini has been a Senior Investment Manager for Signal Capital Corporation, a Massachusetts-based investment firm, since August 1990. Since

1995, Mr. Giovacchini has also been a partner of Seacoast Capital
Partners,  L.P.,  a  federal licensee under  the  Small  Business
Investment Act of 1958.

Irving Gutin has been a Director of the Company since February 1994. Mr. Gutin has been Senior Vice President of Tyco International (U.S.), Inc., formerly Tyco International, Ltd. a New Hampshire-based international manufacturer of fire protection and flow control products, electronic and electrical components and packaging materials since 1988.

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

James Risher has been a Director of the Company since April, 1999. Mr. Risher is currently Chairman of Bluestar Battery Systems International, a manufacturer of batteries, automotive electric and battery-related products. Prior to this, he was Chairman of Exide Electronics Group, Inc. a manufacturer of uninterruptible power supplies based in Raleigh, N.C. He also served as Exide President and CEO. Prior to his twelve years in executive management at Exide, Mr. Risher spent nearly 20 years as a senior manager in computer sales and marketing. He is a member of American Business Conference Board of Directors, the University of North Carolina Board of Visitors, the North Carolina Symphony Board of Trustees and a Regional Board Member of the First Union Bank.

Steven Shulman has been a Director of WPI since September 1997 and Nonexecutive Chairman since December 1999. He has been Managing Director of Latona Associates since 1995 and a principal of the Hampton Group, an investment banking firm, since 1984. He has served as a director of Beacon Capital Partners since 1995, Ermanco Incorporated since 1987 and Corinthian Directories, Inc. since 1995. He has been a director and Chairman and CEO of Terrace Food Group, Inc. since 1997. In addition, he serves as Vice Chairman of the Board of Stevens Institute of Technology.

Bernard Tenenbaum has been a Director of the Company since July 1994. Since April 1997, Mr. Tenenbaum has been President of the Children's Leisure Products Group of The Jordan Company, a leveraged buyout firm based in New York. From 1993 to 1997, Mr. Tenenbaum was Vice President, Corporate Development, of Russ Berrie & Company, a New Jersey-based gift company. He was also President and CEO of R.B.T. Company, a division of Russ Berrie & Company. From 1988 to 1992, he was a Founding Director and Professor of Entrepreneurial Studies at the George Rothman Institute of Entrepreneurial Studies, Fairleigh Dickinson University.

Michael Tule has served as Vice President and General Counsel of the Company since March 1996. Mr. Tule has served as Secretary since December 1994. From 1987 to 1996, Mr. Tule was an attorney at McLane, Graf, Raulerson & Middleton, Professional Association.

Item 11. Executive Compensation
         ----------------------

                     EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation for services in all capacities to the Company for the fiscal years ended September 26, 1999, September 27, 1998 and September 28, 1997 of those persons who were at September 26, 1999 (i) the Chief Executive Officer and (ii) each of the four most highly compensated executive officers of the Company other than the Chief Executive Officer, (with the Chief Executive Officer, collectively, the "Named Officers").

Summary Compensation Table



                                       Annual            Long Term Compensation
Name and Principal                 Compensation (1)      Securities Underlying      All Other
Position              Year        Salary      Bonus            Options             Compensation($)
--------              ----        ------      -----            -------             ---------------

Michael Foster (2)    1999        509,648       -              186,000             73,651
Chairman and CEO
                      1998        400,036       -                 -                23,855

                      1997        325,000       -               48,000             25,028


John Allard           1999        272,921       -               25,000              9,234
President and COO
                      1998           -          -               20,000                -

                      1997           -          -                 -                   -

Timothy Jones (3)     1999        174,342       -                7,200             17,333
Vice President
Information           1998        175,032       -               15,000             11,367
Solutions
                      1997        150,020       -               20,000             11,616


Richard Longo (4)     1999        178,398       -                3,000              7,686
Vice President
Industrial            1998           -          -                5,000                -
Technology
                      1997           -          -                 -                   -

John Powers           1999        168,222       -                7,200             10,803
Vice President and
CFO                   1998        132,522       -                5,000             10,848

                      1997           -          -                5,000                -


(1) Excludes perquisites and other personal benefits, the aggregate annual amount of which was less than the lesser of $50,000 or 10% of the total of annual salary and bonus reported.

(2)   Mr.  Foster  retired  as Chairman  and  Chief  Executive
      Officer as of January 1, 2000.

(3) Mr. Jones resigned his position with the Company as of September 29, 1999.

(4) Mr. Longo resigned his position with the Company as of December 22, 1999.

Option Grants in Last Fiscal Year  (Individual Grants)

The following table contains information concerning the grant of stock options under the Company's 1995 Stock Option Plan and the
1997 Equity Incentive Plan to the Named Officers during the
Company's last fiscal year.
                          Number of      % of Total
                          Securities     Options Granted
                          Underlying     to Employees       Exercise   Expiration  Grant Date
Name                      Options        In Fiscal 1999     Price ($)  Date        Present Value
                                                                                   (4)
----                      -------        --------------     ---------  -----       -------------

Michael Foster (7)         60,000 (1)    37.9%              $5.50      10/19/08    $  151,800
Chairman, CEO

John Allard                25,000 (2)     9.5%              $3.562     03/22/09    $   43,250
President, COO

Timothy Jones (5)           7,200 (3)     2.7%              $5.50      10/19/08    $   18,216
Vice President
Information Solutions

Richard Longo (6)           1,500 (3)     0.5%              $5.50      10/19/08    $    3,750
Vice President
Industrial Technology

John Powers                 7,200 (3)     2.7%              $5.50      10/19/08    $   18,216
Vice President, CFO

  (1) Options granted under the WPI Group, Inc. 1997 Equity Incentive Plan at an exercise price equal to the fair market value of the Company's Common Stock on the date of grant. The options granted to Mr. Foster are fully vested.

  (2) Options granted under the WPI Group, Inc. 1997 Equity Incentive Plan at an exercise price equal to the fair market value of the Company's common stock on the date of grant. The options vest in 1/3 increments on 03/23/00, 03/23/01 and 03/23/02.

  (3) Options granted under the WPI Group, Inc. 1997 Equity Incentive Plan at an exercise price equal to the fair market value on the date of grant. The options vest in 1/3 increments on 10/1/99, 10/1/00 and 10/1/01.

  (4)   The  weighted average fair value of options granted  to
        the named officers  was  $2.53.  The values were estimated on
        the date of grant using  the Black-Sholes   option  pricing
        model  with  the   following weighted average assumptions used:
        Risk free interest  rates ranging  from 4.03%  to 5.10%, expected
        dividend yield  of  0%,   expected option  lives  of  5  years
        and  expected volatilities ranging from 46.82%  to 48.38%.


  (5) Mr. Jones resigned his position with the Company as of September 29, 1999.


  (6) Mr. Longo resigned his position with the Company as of December 22, 1999.

  (7)   Mr.  Foster retired as Chairman and CEO as  of January 1, 2000.

Option Exercises And Fiscal Year End Values

The   following  table  contains  information  with  respect   to
aggregate  stock  options exercised by the Named Officers  during fiscal  1999  as  well  as unexercised options  to  purchase  the
Company's  Common Stock granted through September 26, 1999  under the  Company's  1995 Stock Option Plan or 1997  Equity  Incentive
Plan to the Named Officers and held by them at that date.

 Aggregated Options/SAR Exercises In Last Fiscal Year And Fiscal
                      Year End Option Value

                                                          Number of Unexercised       Value of Unexercised In-the-Money
                       Shares                          Options at September 26, 1999   Options at September 26, 1999
                       Value              Value              Common Stock                     Common Stock
Name                   On Exercise      Realized ($)   Exercisable    Unexercisable   Exercisable    Unexercisable
----                   -----------      ------------   -----------    -------------   -----------    -------------

Michael Foster             -               -           317,280             -            $     -        $      -

John Allard                -               -             6,667          38,333                -               -

Timothy Jones              -               -            30,000          17,200                -               -

Richard Longo              -               -             1,667            4,833               -               -

John Powers                -               -             6,667           10,533               -               -

Michael Tule               -               -             9,000            9,200               -               -


(1) Based on the difference between the exercise price of each grant and the closing price of the Company's Common Stock as quoted on the NASDAQ/NMS on September 27, 1999, which was $3.375.

The foregoing options were granted under either the 1995 Stock Option Plan (the "1995 Plan") or the 1997 Equity Incentive Plan (the "1997 Plan"). Both plans are administered by the Stock Option/Compensation Committee, which consists of not less than three outside directors. The Committee determines the key employees to whom, and the time or times at which, options will be granted, the number of shares subject to each option and the terms upon which each option may be granted. An aggregate of 550,000 shares of common stock are reserved for issuance under the 1995 Plan and an aggregate of 750,000 shares of common stock are reserved for issuance under the 1997 Plan. Since the adoption of the 1995 Plan on June 6, 1995, options for a total of 550,000 shares of common stock (or all of the shares reserved for issuance) have been granted to selected officers and key employees of the Company. Since the adoption of the 1997 Plan on June 10, 1997, options for a total of 434,200 shares of common stock have been granted to selected officers and key employees of the Company.

Change In Control Plan and Severance Agreements

The Board of Directors has adopted a Change in Control Plan covering nine officers and key employees, including the Named Executive Officers. The provisions of the Change in Control Plan become effective only upon the occurrence of an event constituting a change in control of the Company. Under the Change in Control Plan, a "Change in Control" shall be deemed to have occurred if any of the following events occur: (i) any "person" (as such term is defined in Section 13 and 14 under the Exchange Act) except for Michael Foster, directly or indirectly, is or becomes the "beneficial owner" (as such term is defined in Rule 13d-3 under the Exchange Act) of 25% or more of the Company's Common Stock; (ii) any change occurs in the composition of WPI's Board of Directors resulting in a majority of the present directors not constituting a majority two years from such date, provided that directors who were elected by or on the recommendation of such present majority shall be excluded; or
(iii) any other event that would be required to be reported under
Item 1 of Form 8-K pursuant to Section 13 or Section 15(d) of the Exchange Act. A change in control shall not be deemed to have occurred if such change in control results from a distressed sale of WPI due to the Company's material default with respect to any applicable debt covenants with its lender.

The Change in Control Plan provides that if, within one (1) year after a change of control of WPI, a Named Executive Officer is discharged without Cause (as defined below) or has resigned for reasons relating to a diminution of responsibilities, compensation or benefits or relocation of place of employment, WPI shall pay to such individual a lump sum severance benefit. For purposes of the Change in Control Plan, "Cause" shall mean conviction of certain crimes, willful misconduct or conduct that caused WPI to suffer a substantial loss or damage. Currently, each Named Executive Officer would receive between nine and eighteen  months of base salary, plus bonus, depending  upon  the
Named Executive Officer's years of service and status with the Company. At the discretion of the Board of Directors, the vesting of options may be accelerated in the event of a Change in Control. A Named Executive Officer may resign at any time and for any reason within one year of a Change in Control and receive the base salary component only of the lump sum benefit.

In addition to being covered by the Change In Control Plan, Mr. Allard has a Severance Agreement with the Company which provides, in relevant part, that if the Company terminates his employment for any reason other than cause, or in connection with a change-in-control, the Company will continue to pay him at his then present salary rate for a period of twelve months.

Mr. Foster has a severance agreement with the Company which provides, in relevant part, for severance of $250,000 per year for the next five years, effective January 1, 2000. The agreement also provides for the full vesting of options held by Mr. Foster. The expiration and option exercise prices remain unchanged.

Item  12.  Security  Ownership of Certain Beneficial  Owners  and
           ------------------------------------------------------
           Management
           ----------

              MANAGEMENT AND PRINCIPAL SHAREHOLDERS

The  following  table  sets forth certain  information  regarding beneficial ownership of the Common Stock as of December 30,  1999 by  (i)  each  person who is known by the Company to beneficially own  more than 5% of the outstanding shares of Common Stock; (ii)
each  of  the  Company's directors; and (iii) all  directors  and officers of the Company as a group:
                       Number of Shares    Percentage
Name and Address       Beneficially Owned  Beneficially Owned
----------------       ------------------  ------------------

Michael Foster (1)        816,271             13.49%
1155 Elm Street
Manchester, NH 03101

John Allard (2)            57,067                *
1155 Elm Street
Manchester, NH 03101

Stephen  Carlotti (3)       7,501                *
1500 Fleet Center
Providence, RI 02903

Paul Giovacchini (4)        9,167                *
55 Ferncroft Road
Danvers, MA 01923

Irving Gutin (5)           22,661                *
One Tyco Park
Exeter, NH 03833-1108

Steven Shulman (6)         24,001                *
Liberty Lane
Hampton, NH 03842

Bernard Tenenbaum (7)      12,662                *
767  5th Avenue, 48th
Floor
New York, NY 10053

Dimensional Fund          442,300              7.3%
Advisors (8)
1299   Ocean  Avenue,
11th Floor
Santa   Monica, CA
90401

Hathaway &                352,100              5.81%
Associates, Ltd. (9)
119 Rowayton Avenue
Rowayton, CT 06853

Gerald R. Allard (10)     451,500             7.464%
520 South Collier
Boulevard
Chalet Number 301
Marco Island, FL 33937

All executive             990,650            16.37%
officers and directors
as a group (11)
(12 persons)

                             36

*  Less than one percent

(1) Includes 207,614 shares of the Company's common stock which Mr. Foster has the right to acquire within 60 days of the date hereof pursuant to the exercise of stock options.

(2) Includes 6,667 shares of the Company's common stock which Mr. Allard has the right to acquire within 60 days of the date hereof pursuant to the exercise of stock options.

(3) Includes 7,501 shares of the Company's common stock which Mr. Carlotti has the right to acquire pursuant to exercise of stock options.


(4) Includes 9,167 shares of the Company's common stock which Mr. Giovacchini has the right to acquire pursuant to the exercise of stock options.


(5) Includes 8,958 shares of the Company's common stock which Mr. Gutin has the right to acquire pursuant to the exercise of stock options.

(6) Includes 7,501 shares of the Company's common stock which Mr. Shulman has the right to acquire pursuant to the exercise of stock options.

(7) Includes 9,167 shares of the Company's common stock which Mr. Tenenbaum has the right to acquire pursuant to the exercise of stock options.


(8) According to a Schedule 13G filed with the Securities and Exchange Commission (the "Commission") on February 12, 1999, Dimensional Fund Advisers, a Commission-registered investment adviser with its principal place of business at 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401, has sole voting and dispositive power with respect to the 442,300 shares of Common Stock.

(9) According to a Schedule 13G filed with the Commission for the period ending September 30, 1998, Hathaway & Associates, Ltd., a Commission-registered investment adviser located at 119 Rowayton Avenue, Rowayton, Connecticut 06853, has sole voting and dispositive power with respect to the 352,100 shares of Common Stock.

(10) According to a Schedule 13D filed with the Commission on January 4, 2000, Gerald R. Allard, a private investor with an address of 520 South Collier Boulevard, Chalet Number 301, Marco Island, Florida 33937, has sole voting and dispositive power with respect to the 451,500 shares of Common Stock.

(11) Includes 296,075 shares of the Company's Common Stock which certain officers and directors have a right to acquire within 60 days of the date hereof pursuant to the exercise of stock options which are deemed to be outstanding for the purpose of computing the percentage ownership of officers and directors as a group.


Item 13. Certain Relationships and Related Transactions
         ----------------------------------------------

Certain Relationships and Related Transactions

The Company is currently leasing and occupying a building at 850 Perimeter Road, Manchester, New Hampshire (the "Perimeter Road Facility") from 850 Perimeter Road Associates NA, LLC, a New Hampshire limited liability company in which Mr. Allard is a member. The current yearly base rental for the Perimeter Road facility, which houses the operations of WPI Instruments, Inc., is $402,408. The lease term expires on December 31, 2002, and may be renewed by the Company for an extended term to December 31, 2007. In management's opinion, the lease rate for this facility is not in excess of the range of fair market rentals in the relevant area.

Hinckley, Allen & Snyder, a law firm of which Stephen Carlotti, a director, is a member, provided legal services to the Company during its 1999 fiscal year.

Item  14. Exhibits, Financial Statement Schedules and Reports  on
          -------------------------------------------------------
          Form 8-K
          ---------

(a)  Documents filed as part of the Report:

          (1)  Financial Statements of the Registrant and Report of
               Independent Public Accountants Reference is made to the Index of Financial Statements under Item 8 of Part II hereof.

          (2)  Financial Statement and Auditors' Report

               Title                               Schedule
               -----                               --------

               Valuation and Qualifying Accounts      II

               All schedules omitted are inapplicable or the information required is shown in the Consolidated Financial Statements or ntoes thereto. The auditors' report of Arthur Andersen LLP with respect to the Financial Statement Schedule is located on page 39 of this Report.

          (2)  Exhibits:

                Incorporated by reference to the Exhibit Index at the end of this report.

     (b)   The Registrant has filed the following reports on Form
     8-K during quarter ended September  26, 1999:

               None.

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO WPI GROUP, INC.

We have audited, in accordance with generally accepted auditing standards, the consolidated balance sheets as of September 26, 1999 and September 27, 1998 and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 26, 1999 of WPI Group, Inc. included in this Form 10-K, and have issued our report thereon dated January 24, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(a) of the index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state, in all material respects, the supplemental financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP


Boston, Massachusetts
January 24, 2000


                                                            SCHEDULE II
                        WPI GROUP, INC.
              VALUATION AND QUALIFYING ACCOUNTS

For the years ended September 26, 1999, September 27, 1998 and
September 28, 1997.
                                                                           Additions
                                                      -----------------------------------------------------

                                        Balance at    Charged to
                                        beginning     costs and                    Charged to                 Balance at
                                        of period     expenses    Acquisitions   other accounts  Deductions   end of period
                                        ---------     ---------   ------------   --------------  ----------   -------------

1999
  Allowance for doubtful accounts      $1,283,000    $   164,668  $      -       $      -        $  904,959 (1)$   542,709
  Acquisition reserves                    872,000           -            -              -           720,140 (2)    151,945

1998
  Allowance for doubtful accounts      $1,237,000    $    49,164  $   75,728     $      6,170    $   85,062 (1) $1,283,000
  Aquisition reserves                    286,226           -        948,011            -           362,152 (2)    872,085

1997
  Allowance for doubtful accounts      $  244,300    $ 1,026,119  $   77,544            -        $  110,963 (1) $1,237,000
  Acquisition reserves                    622,763           -      1,099,436            -         1,435,973 (2)    286,226


(1) Accounts deemed uncollectible, net of recoveries
(2) Acquisition costs paid/charges incurred

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                        WPI GROUP, INC.

January 25, 2000                       By:/s/Steve Shulman
                                           ----------------
                                           Steven Shulman
                                           Nonexecutive Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                    Title                    Date
---------                    ------                   ----

/s/John Allard           Director, President and      January 25, 2000
--------------           Chief Executive Officer
John Allard             (Principal Executive Officer)

/s/ John Powers          Vice President and           January 25, 2000
---------------          Chief Financial Officer
John Powers             (Principal Financial and Accounting Officer)


/s/ Stephen Carlotti     Director                     January 25, 2000
---------------------
Stephen Carlotti

/s/Michael Foster        Director                     January 25, 2000
-----------------
Michael Foster

/s/Paul Giovacchini      Director,                    January 25, 2000
-------------------      Nonexecutive Vice Chairman
Paul Giovacchini


/s/Irving Gutin          Director                     January 25, 2000
---------------
Irving Gutin

/s/ James Risher         Director                     January 25, 2000
----------------
James Risher

/s/ Steven Shulman       Director,                    January 25, 2000
------------------       Nonexecutive Chairman
Steven Shulman

/s/Bernard Tenenbaum     Director                     January 25, 2000
--------------------
Bernard Tenenbaum

                          EXHIBIT INDEX

     Certain of the following exhibits, designated with an asterisk (*) are filed herewith. The exhibits not designated have been previously filed with the Commission and are incorporated herein by reference to the documents indicated following the descriptions of such exhibits.

                                                           Page No.
Exhibit No.  Description                               Of Paper Filing
-----------  ------------                              ----------------

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

    10.7     Asset  Purchase Agreement  dated  as  of
             July   31,   1998  by  and   among   WPI
             Instruments,    Inc.,    Allard-Nazarian
             Group,  Inc.,  Modutec,  Inc.,  A  &   M
             Instruments,    Inc.,    and     others,
             previously  filed  and  incorporated  by
             reference    to   Exhibit    10.24    in
             Registrant's  report on Form  8-K  dated
             August 3, 1998.

    10.8     Inertial   Products  Purchase  Agreement
             dated July 30, 1998 by and among Allard-
             Nazarian    Group,   Inc.   and    Lucas
             Automation and Control Engineering, Inc.
             previously  filed  and  incorporated  by
             reference    to    Exhibit    10.8    in
             Registrant's report on Form  10-K  dated
             September 27, 1998.

                                                           Page No.
Exhibit No.  Description                               Of Paper Filing
-----------  ------------                              ----------------

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

    10.14    WPI  Group,  Inc.  1997  Employee  Stock
             Purchase Plan and Bonus Award Plan, each
             adopted on February 12, 1997, previously
             filed  and incorporated by reference  to
             Exhibit    99    to   the   Registrant's
             Registration on Form S-8 filed  June  3,
             1997 Registration No. 333-28335.

    10.15    WPI  Group,  Inc. 1997 Equity  Incentive
             Plan, adopted June 10, 1997, as amended on December 12, 1997, previously filed and incorporated by reference to Exhibit
             A of the Registrant's Proxy Statement dated January 9, 1998.

    10.16    Noncompetition agreement, dated  January
             17, 1994, by and between WPI Group, Inc.
             and   William  E.  Fletcher,  previously
             filed  and incorporated by reference  to
             Exhibit 10.7 of the Registrant's  report
             on   Form  10-KSB  for  the  year  ended
             September 25, 1996.

    10.17    Lease  agreement, dated October 7, 1994,
             by and between WPI Group, Inc. and State
             Mutual   Life   Assurance   Company   of
             America,     previously    filed     and
             incorporated  by  reference  to  Exhibit
             10.9  of the Registrant's report on Form
             10-KSB for the year ended September 24, 1995.

    10.18    Lease agreement dated September 10, 1986
             as   amended  on  September  10,   1986,
             September 1, 1991 and January 1, 1998 by
             and  between  850 Perimeter  Rd/NA,  LLC
             (formerly    NA    Realty)    and    WPI
             Instruments, Inc. previously filed and incorporated by reference to Exhibit
             10.43 of the Registrant's report on Form
             10-K dated September 27, 1998.

    10.19    Commercial Loan Agreement, dated October
             24,    1995,   previously   filed    and
             incorporated by reference to Exhibit 4.9 of the Registrant's Report on Form 10-
             KSB for the year ended September 24, 1995.

                                                           Page No.
Exhibit No.  Description                               Of Paper Filing
-----------  ------------                              ----------------


    10.20    First Amendment dated March 20, 1996  to
             Commercial Loan Agreement dated  October
             24,    1995,   previously   filed    and
             incorporated by reference to Exhibit 4.4 of the Registrant's Report on Form 10-
             KSB for the year ended September 29, 1996.

    10.21    Second Amendment dated July 12, 1996  to
             Commercial Loan Agreement dated  October
             24,    1995,   previously   filed    and
             incorporated by reference to Exhibit 4.6 of the Registrant's Report on Form 10-
             KSB for the year ended September 29, 1996.

    10.22    Third Amendment dated February 27,  1997
             to   Commercial  Loan  Agreement   dated
             October 24, 1995 is incorporated by reference to Registrant's report on Form
             10-Q for the period ended March 30, 1997.

    10.23 Revolving Line of Credit Promissory Note dated February 27, 1997, replacement to Revolving Line of Credit Promissory Note dated July 12, 1996, previously filed and incorporated by reference to Exhibit
             4.1 of the Registrant's Report on Form 8-
             K for the period ended March 30, 1997.

    10.24    Fourth Amendment dated June 20, 1997  to
             Commercial Loan Agreement dated  October
             24,    1997,   previously   filed    and
             incorporated  by  reference  to  Exhibit
             4.13 in Registrant's Report on Form 8-K dated June 25, 1996.

    10.25    Promissory  Note dated  June  20,  1997,
             previously  filed  and  incorporated  by
             reference    to    Exhibit    4.14    in
             Registrant's  Report on Form  8-K  dated
             June 25, 1997.

    10.26    Stock   Pledge  and  Security  Agreement
             dated June 20, 1997, previously filed and incorporated by reference to Exhibit
             4.15 in Registrant's Report on Form 8-K dated June 25, 1997.

    10.27    Credit Agreement dated August 3, 1998 by
             and   among   Fleet  Bank-NH   and   the
             Registrant    previously    filed    and
             incorporated  by  reference  to  Exhibit
             10.26 in Registrant's report on Form 10-
             K dated September 27, 1998.

    10.28    First  Amendment dated October 30,  1998
             to Credit Agreement dated August 3, 1998
             previously  filed  and  incorporated  by
             reference    to   Exhibit    10.27    in
             Registrant's report on Form  10-K  dated
             September 27, 1998.

    10.29    Second Amendment dated December 27, 1998
             to Credit Agreement dated August 3, 1998
             previously  filed  and  incorporated  by
             reference  to  Exhibit  10.41   of   the
             Registrant's report on Form  10-K  dated
             September 27, 1998.

    10.30    Revolving Noted dated October  30,  1998
             in the principal amount of $3,333,333.33
             previously  filed  and  incorporated  by
             reference  to  Exhibit  10.28   of   the
             Registrant's report on Form  10-K  dated
             September 27, 1998.

    10.31    Revolving Noted dated October  30,  1998
             in  the  principal amount of  $4,000,000
             previously  filed  and  incorporated  by
             reference  to  Exhibit  10.29   of   the
             Registrant's report on Form  10-K  dated
             September 27, 1998.

                                                           Page No.
Exhibit No.  Description                               Of Paper Filing
-----------  ------------                              ----------------


    10.32    Revolving Noted dated October  30,  1998
             in the principal amount of $2,666,666.67
             previously  filed  and  incorporated  by
             reference  to  Exhibit  10.30   of   the
             Registrant's report on Form  10-K  dated
             September 27, 1998.

    10.33    Revolving Noted dated October  30,  1998
             in  the  principal amount of  $4,000,000
             previously  filed  and  incorporated  by
             reference  to  Exhibit  10.31   of   the
             Registrant's report on Form  10-K  dated
             September 27, 1998.

    10.34    Revolving Noted dated October  30,  1998
             in  the  principal amount of  $6,000,000
             previously  filed  and  incorporated  by
             reference  to  Exhibit  10.32   of   the
             Registrant's report on Form  10-K  dated
             September 27, 1998.

    10.35    Term  A  Note dated October 30, 1998  in
             the   principal  amount  of   $5,000,000
             previously  filed  and  incorporated  by
             reference  to  Exhibit  10.33   of   the
             Registrant's report on Form  10-K  dated
             September 27, 1998.

    10.36    Term  A  Note dated October 30, 1998  in
             the   principal  amount  of   $6,000,000
             previously  filed  and  incorporated  by
             reference  to  Exhibit  10.34   of   the
             Registrant's report on Form  10-K  dated
             September 27, 1998.

    10.37    Term  A  Note dated October 30, 1998  in
             the   principal  amount  of   $4,000,000
             previously  filed  and  incorporated  by
             reference  to  Exhibit  10.35   of   the
             Registrant's report on Form  10-K  dated
             September 27, 1998.

    10.38    Term  A  Note dated October 30, 1998  in
             the   principal  amount  of   $6,000,000
             previously  filed  and  incorporated  by
             reference  to  Exhibit  10.36   of   the
             Registrant's report on Form  10-K  dated
             September 27, 1998.

    10.39    Term  A  Note dated October 30, 1998  in
             the   principal  amount  of   $9,000,000
             previously  filed  and  incorporated  by
             reference  to  Exhibit  10.37   of   the
             Registrant's report on Form  10-K  dated
             September 27, 1998.

    10.40    Term  B  Note dated October 30, 1998  in
             the  principal  amount of  $4,166,666.67
             previously  filed  and  incorporated  by
             reference  to  Exhibit  10.38   of   the
             Registrant's report on Form  10-K  dated
             September 27, 1998.

    10.41    Term  B  Note dated October 30, 1998  in
             the   principal  amount  of   $5,000,000
             previously  filed  and  incorporated  by
             reference  to  Exhibit  10.39   of   the
             Registrant's report on Form  10-K  dated
             September 27, 1998.

    10.42    Term  B  Note dated October 30, 1998  in
             the  principal  amount of $15,833,333.33
             previously  filed  and  incorporated  by
             reference  to  Exhibit  10.40   of   the
             Registrant's report on Form  10-K  dated
             September 27, 1998.

                                                           Page No.
Exhibit No.  Description                               Of Paper Filing
-----------  ------------                              ----------------



    10.43    Waiver  dated  as of December  27,  1998
             previously  filed  and  incorporated  by
             reference  to  Exhibit  10.42   of   the
             Registrant's report on Form  10-K  dated
             September 27, 1998.

    10.44    Asset Purchase Agreement, dated December
             22,  1999  among Warner Power,  LLC  and
             Warner  Power Conversion,  LLC  and  WPI
             Power Systems, Inc. and WPI Electronics,
             Inc. and WPI Group, Inc., previously filed and incorporated by reference to
             Exhibit 10.24 of Registrant's Report  on
             Form 8-K, dated January 4, 2000.

    10.45    Non-Competition     Agreement,     dated
             December 22, 1999 among WPI Group,  Inc.
             and WPI Electronics, Inc. and WPI Poster
             Systems,  Inc.  and Warner  Power,  LLC,
             previously  filed  and  incorporated  by
             reference    to   Exhibit    10.24    of
             Registrant's Report on Form  8-K,  dated
             January 4, 2000.

    10.46    Purchase   and  Sale  Agreement,   dated
             December 22, 1999 among WPI Group,  Inc.
             and 40 Depot Street, LLC, previously filed and incorporated by reference to
             Exhibit 10.24 of Registrant's Report  on
             Form 8-K, dated January 4, 2000.

    10.47    Terminal      Products     Manufacturing
             Agreement, dated December 22, 1999 among
             Warner Power, LLC and WPI Group, Inc and
             WPI Oyster Termiflex, Inc., previously filed and incorporated by reference to
             Exhibit 10.24 of Registrant's Report  on
             Form 8-K, dated January 4, 2000.

    10.48    Services  Agreement, dated December  22,
             1999  among  WPI Group, Inc. and  Warner
             Power,  LLC and Warner Power Conversion,
             LLC previously filed and incorporated by reference to Registrant's Report on Form
             8-K, dated January 4, 2000.

  * 10.49    Third   Amendment  to  Credit  Agreement
             dated as of August 16, 1999.

  * 10.50    Limited  Waiver dated as of  August  16,
             1999.

  * 10.51    Common  Stock Purchase Warrant dated  as
             of   August 16, 1999 for  20,670  shares
             of  WPI Group, Inc. Common Stock to  FSC
             Corp.

  * 10.52 Common Stock Purchase Warrant dated as of August 16, 1999 for 24,800 shares of WPI Group, Inc. Common Stock to Bank of
             NH.

  * 10.53 Common Stock Purchase Warrant dated as of August 16, 1999 for 37,200 shares of WPI Group, Inc. Common Stock to Fleet
             Bank - NH.

  * 10.54 Common Stock Purchase Warrant dated as of August 16, 1999 for 16,530 shares of WPI Group, Inc. Common Stock to Key
             Bank.

  * 10.55    Common  Stock Purchase Warrant dated  as
             of  August 16, 1999 for 24,800 shares of
             WPI   Group,   Inc.  Common   Stock   to
             Sovereign Bank.

  * 10.56 Registration Rights Agreement dated as of August 16, 1999.

  * 21 List of subsidiaries of the Registrant as of September 26, 1999.

  * 23       Consent of Arthur Andersen LLP.

                                                           Page No.
Exhibit No.  Description                               Of Paper Filing
-----------  ------------                              ----------------



  * 27       Financial Data Schedule.