Form 10-Q
period 1999-12-26
WPI GROUP INC
filed 2000-02-22
CIK 881771

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10 Q

(Mark One)

/XX/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -- EXCHANGE ACT OF 1934

     For the quarterly period ended December 26, 1999

/  /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -- EXCHANGE ACT OF 1934

     For the transition period from        to          .
                                    -------    --------

Commission File Number:  0-19717

                         WPI GROUP, INC.
                         ---------------
     (Exact name of registrant as specified in its charter)

     NEW HAMPSHIRE                          02-0218767
     -------------                          ----------
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)              Identification Number)


1155 Elm Street, Manchester, New Hampshire   03101
------------------------------------------   -----
(Address of principal  executive offices)   (Zip Code)


Registrant's telephone number including area code: (603) 627-3500
                                                   --------------

------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report)

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
Yes         No
     ----      ----

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          Class                  Outstanding as of January   , 2000
          -----                  ----------------------------------
Common Stock, par value $.01            6,051,963 shares

                       WPI GROUP, INC.


                          INDEX
                          -----
                                                      Page No.
                                                      --------

PART I - FINANCIAL INFORMATION
  Item 1. Consolidated Financial Statements

         Consolidated Balance Sheets                      3
         - December 26,1999 and September 26,1999

         Consolidated Statements of Income                4
         - Three months ended December 26,1999
           and December 27,1998

         Consolidated Statements of Cash Flows            5
         - Three months ended December 26,1999
           and December 27,1998

         Notes to Consolidated Financial
         Statements                                       6

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations   7

PART II - OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                8

SIGNATURES                                                9

                       WPI GROUP, INC.

                 CONSOLIDATED BALANCE SHEETS

                                             September 26,     December 26,
                                                 1999              1999
                                             -------------     ------------
                                                               (unaudited)

ASSETS

CURRENT ASSETS

  Cash and cash equivalents                  $   1,086,708     $    141,689
  Accounts receivable - net of
  allowance for doubtful accounts of
  $171,000 at September 26, 1999 and
  December 26, 1999                              2,027,808        2,037,419
  Accounts receivable - other                      101,135           96,927
  Inventories                                      461,893          454,246
  Prepaid expenses and other current
  assets                                           238,550          275,288
  Refundable income taxes                          220,205          222,605
  Prepaid income taxes                           2,655,419        2,655,419
  Net assets of discontinued operations         54,200,000       45,362,000
                                             -------------     ------------
      Total current assets                      60,991,718       51,245,593

PROPERTY, PLANT AND EQUIPMENT
  at cost, less accumulated
  depreciation                                   1,668,473        1,531,265
OTHER ASSETS                                     1,896,868        1,854,267
                                             -------------     ------------
                                             $  64,557,059     $ 54,631,125
                                             =============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Current portion of long-term debt          $  69,155,487     $ 59,312,810
  Accounts payable                               1,499,103        1,763,368
  Accrued expenses                               2,173,763        4,774,958
                                             -------------     ------------

       Total current liabilities                72,828,353       65,851,136
                                             -------------     ------------

LONG-TERM DEBT                                       -                -
                                             -------------     ------------

DEFERRED INCOME TAXES                            2,702,987        2,702,987
                                             -------------     ------------
COMMITMENTS
STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $.01 par value;
   authorized 20,000,000 shares;
   issued and outstanding 6,050,398
   and 6,051,963, respectively.                     60,504           60,518
   Additional paid-in capital                   14,574,134       14,577,164
   Accumulated deficit                         (25,608,919)     (28,560,680)
                                             -------------     ------------

      Total stockholders' equity (deficit)     (10,974,281)     (13,922,998)
                                             -------------     ------------

                                             $  64,557,059     $ 54,631,125
                                             =============     ============

              See notes to financial statements


                       WPI GROUP, INC.
              CONSOLIDATED STATEMENTS OF INCOME
                         (unaudited)

                                                    Three Months Ended
                                               December 27,     December 26,
                                                   1998             1999
                                               ------------     ------------

CONTINUING OPERATIONS

Net Sales                                      $  3,110,319     $  3,573,068

Cost Of Goods Sold                                1,117,284        1,434,461
                                               ------------     ------------

Gross Profit                                      1,993,035        2,138,607
                                               ------------     ------------

Operating expenses:
  Research and new product development              475,318         682,569
  Selling, general and administration             1,787,550       2,225,190
  Restructuring costs                                 -           1,640,000
                                               ------------     -----------
      Total Operating Expenses                    2,262,868       4,547,779
                                               ------------     -----------

Operating Loss                                     (269,833)     (2,409,152)

Other Income (Expense):
 Interest expense                                  (132,354)       (252,334)
 Forbearance expense                                  -            (285,000)
 Other, net                                         (34,584)         (5,275)
                                               ------------     -----------
Loss Before Provision (Benefit)for
Income Taxes                                       (436,771)     (2,951,761)

Provision (Benefit) for Income Taxes                (95,000)          -
                                               ------------     -----------
Loss from Continuing Operations                $   (341,771)    $(2,951,761)

DISCONTINUED OPERATIONS
  Loss from Discontinued Operations
    (net of applicable income taxes of $60,000)    (216,494)          -
                                               ------------     -----------

Loss Before Cumulative Effect of Change in
    Accounting Principle                           (558,265)     (2,951,761)

CUMULATIVE EFFECT OF CHANGE IN ACCCOUNTING
PRINCIPLE (net of applicable income taxes of
$1,000,000)                                      (2,822,147)          -
                                               ------------     -----------
NET LOSS                                       $ (3,380,412)    $(2,991,539)
                                               ============     ===========

EARNINGS (LOSS) PER SHARE:
    Continuing operations                      $      (0.06)    $     (0.49)
    Discontinued operations                           (0.03)          -
    Effect of accounting change                       (0.47)          -
                                               ------------     -----------
    Net loss                                   $      (0.56)    $     (0.49)
                                               ============     ===========

    Weighted Average Common Shares                6,030,804       6,050,608
    Effect of Dilutive Options                        -               -
                                               ------------     -----------
    Adjusted Weighted Average
    Common Shares                                 6,030,804       6,050,608
                                               ============     ===========

              See notes to financial statements

                       WPI GROUP, INC.
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (unaudited)
                                                     Three Months Ended
                                                 December 27,     December 26,
                                                     1998             1999
                                                 ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                      $ (3,380,412)    $ (2,951,761)
   Adjustments to reconcile net income
   to net cash provided by (used in)operating
   activities:
   Cumulative effect of change in
   accounting principle                             2,822,147            -
   Depreciation and amortization                    1,280,964          795,465
   Deferred income taxes                                9,815            1,589
   Changes in current assets and
   liabilities net of effect of businesses
   divested:
      Accounts receivable                             753,362        3,074,810
      Accounts receivable - other                      (9,137)         321,054
      Inventories                                  (1,116,733)      (1,346,374)
      Prepaid expenses and other current assets      (562,691)        (286,520)
      Accounts payable                             (1,013,029)          18,002
      Accrued expenses                               (728,050)       2,520,657
      Accrued income taxes                            (36,743)         447,280
                                                 ------------     ------------
        Total adjustments                           1,399,905        5,545,964
                                                 ------------     ------------

   Net cash provided by (used in) operating
   activities                                      (1,980,507)       2,594,203
                                                 ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from disposal of discontinued
   operations, net of                                   -            7,083,254
   Additions to property, plant and
   equipment                                         (712,529)        (188,525)
   Additions to other assets                          (24,396)           -
   Payments of accrued acquisition
   costs                                             (211,041)         (89,032)
                                                 ------------     ------------
   Net cash provided by (used in)investing
   activities                                        (947,966)       6,805,697
                                                 ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in long-term debt                       2,797,285            -
   Payments of debt                                     -           (9,842,677)
   Proceeds from issuance of common
   stock                                               25,799            3,044
   Proceeds from exercise of stock
   options                                              6,400            -
                                                 ------------     ------------

   Net cash provided by (used in )financial
   activities                                       2,829,484       (9,839,633)
                                                 ------------     ------------

EFFECT OF FOREIGN CURRENCY TRANSLATION
ON CASH                                               (13,229)          31,102
                                                 ------------     ------------
NET DECREASE IN CASH AND
CASH EQUIVALENTS                                     (112,218)        (408,631)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                                   159,518          550,320
                                                 ------------     ------------
CASH AND CASH EQUIVALENTS,
END OF PERIOD                                    $     47,300     $    141,689
                                                 ============     ============
SUPPLEMENTAL DISCLOSURE OF CASH
INFORMATION:
   Income taxes paid                             $     55,000     $      -
   Interest paid                                    1,325,605        2,910,879

              See notes to financial statements
                            - 5 -

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

  The financial statements for the three months ended December 26, 1999 and December 27,1998 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto included in the  Company's  Form  10-K filed with the  Securities  and
  Exchange Commission (File No. 0-19717), which included financial statements for the years ended September 26,1999 and September 27,1998.

  Certain prior year amounts have been reclassified to conform with current year presentation.

  The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full fiscal year.


2.   INVENTORIES

                                        September 26,    December 26,
                                            1999            1999
                                        -------------    ------------

        Inventory consists of:

       Raw Materials                    $     315,071    $    326,580
       Work in Process                         27,340           -
       Finished Goods                         119,482         127,666
                                        -------------    ------------

           Total                        $     461,893    $    454,246
                                        =============    ============


3.  EARNINGS (LOSS) PER SHARE

    The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated:
                                           December 27,      December 26,
                                               1998              1999
                                           ------------      ------------

    Earnings (loss) per share - basic
      Continuing operations                $      (0.06)     $      (0.49)
      Discontinued operations                     (0.03)              -
      Effect of accounting change                 (0.47)              -
                                           ------------      ------------
      Net (loss)                           $      (0.56)     $      (0.49)


    Earnings (loss) per share - diluted
      Continuing operations                $      (0.06)     $      (0.49)
      Discontinued operations                     (0.03)              -
      Effect of accounting change                 (0.47)              -
                                           ------------      ------------
      Net (loss)                           $      (0.56)     $      (0.49)

    Weighted Average Common Shares            6,030,804         6,050,608
    Effect of Dilutive Options                     -                  -
                                           ------------      ------------
    Adjusted Weighted Average Common
    Shares                                    6,030,804         6,050,608
                                           ============      ============

4.  RESTRUCTURING CHARGES

    During the three months ended December 26, 1999, the Company entered into a severance agreement with two former executives. In connection with the agreements, the Company recorded a restructuring charge of $1,640,000, consisting primarily of the continuation of payroll and benefits subsequent to termination. Of the total restructuring charge, $190,000 and $1,450,000 will be paid over a nine-month period ending June 2000 and a five-year period ending December 2004, respectively. In addition, during the three months ended December 26, 1999, the Company paid approximately $91,000 in connection with a severance agreement entered into during the fiscal year ended September 26, 1999 with a former executive.

    The Company's restructuring activity during the quarter ending December
    26, 1999 is as follows:

    Restructuring reserve balance at
      September 26, 1999                     $   148,269

    Employee severance costs accrued
      and charged to expense                   1,640,000

    Charges against reserve for the three
      months ended December 26, 1999            (255,438)
                                             -----------
    Restructuring reserve balance at
      December 26, 1999                      $ 1,532,831
                                             ===========


                             ITEM 2.

   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations

  This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and footnotes contained in the Company's Form 10-Q for the period ending December 26, 1999 and the Form 10-K for the year ended September 26, 1999, filed with the Securities and Exchange Commission. In addition to historical information, this report contains forward looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this section. Readers should carefully review the risks described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K where the fiscal year ended September 26, 1999. Readers are cautioned not to place undue reliance on the forward looking statements which speak as of the date of this report only. The Company undertakes no obligation to publicly release any revisions to the forward looking statements or reflect events or circumstances after the date of this document.

  RESULTS OF OPERATIONS

  Net sales of $3.6 million for the first quarter of fiscal 2000 increased 14.9% from sales of $3.1 million for the first quarter of fiscal 1999. The increase was due to growth in shipments to the Company's primary target markets.

  Cost of sales of $1.4 million for the first quarter of fiscal 2000 resulted in a gross profit of 59.9%, compared to a gross profit of 64.1% for the same period of fiscal 1999. The decrease in the Company's gross profit percentage in fiscal 2000 was primarily attributable to a change in the mix of products sold and decreased software licenses revenue.

  Research and new product development expenses increased to $683,000, compared to $475,000 for the same three month period in fiscal 1999. The increase was attributed to the development of E-Technician, a web-based remote diagnostic platform. Research and new product development expenses were 19.1% and 15.3% of net sales for the quarters ended December 26, 1999 and December 27, 1998, respectively.

  As a percentage of net sales, selling, general and administrative expenditures were 62.3% and 57.5% for the quarters ended December 26, 1999 and December 27, 1998, respectively. Actual expenditures increased to $2.3 million from $1.8 million for the first quarter of fiscal
  1999. The increase in selling, general and administrative expenses of sales in fiscal 2000 was primarily attributable to the costs related to consultants and advisors incurred in connection with debt negotiations with the bank syndicate.

  During the first fiscal quarter of fiscal 2000, the Company entered into severance agreements with two former executives. In connection with the agreements, the Company recorded a restructuring charge of $1.6 million, consisting primarily of the continuation of payroll and benefits subsequent to termination.

  Operating loss for the first quarter of fiscal 2000 increased to $2.4 million from $270,000 for the first quarter of fiscal 1999. The increase in the operating loss was primarily due to the increase in selling, general and administration expenses discussed above and the restructuring and non-recurring costs.

  Other income (expense) increased to ($543,000) in 1999 from
  ($167,000) in 1998.   The increase was due primarily to an
  increase in interest expense on debt and a $285,000 fee incurred in connection with the execution of a forbearance agreement related to the Company's bank debt.

  The Company's loss from discontinued operations was ($216,000) in 1998. The loss was a result of the increased costs and operating expenses as a result of the acquisition of WPI Instruments in August 1998, lower sales in the Company's rugged handheld computer and terminal, power conversion and electronic ballasts businesses and higher interest expense from additional borrowings and higher interest rates.


  As of September 28, 1998, in accordance with the statement of position 98-5 "Reporting on the Cost of Start-Up Activities," the Company changed its method of accounting for deferred product enhancement costs to expense these costs as incurred. As a result, the Company recognized a cumulative effect of a change in accounting principle of $2,822,000, net of taxes of $1,000,000.

  LIQUIDITY AND CAPITAL RESOURCES

  As of December 26, 1999, the Company had a working capital (deficit) of ($14.6) million compared to ($11.8) million at September 27, 1998. Net cash provided by (used in) operating activiites totaled $2.6 million in 1999 and ($2.0) million in 1998.

  As of December 26, 1999, the Company had no material commitments for capital expenditures.

  In August 1998, the Company entered into a $75 million credit facility with a syndication of banks, consisting of a $20 million revolving line of credit which was to expire on September 30, 2003 and term notes totaling $55 million payable in varying quarterly installments commencing on December 31, 1998 and through September 30, 2004. The credit facility agreement contains certain restrictive covenants, including financial covenants, one of which the Company was not in compliance with at September 27, 1998. In December 1998, the Company reached an agreement with the banks to waive the event of non-compliance and amend certain terms of the agreement.

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

  As of October 1, 1999 the Company was not in compliance with the terms of the credit agreement as amended. Accordingly, the aggregate bank debt totaling $67,356,000 is callable by the bank and was classified as current in the consolidated balance sheet as of September 26, 1999.

  The Company has entered into a forbearance agreement with the banks. Pursuant to the terms of the forbearance agreement, the Company has confirmed that all outstanding borrowings are due and payable. The agreement limits the revolving credit borrowings to $12.5 million and provides that all borrowings bear interest at prime plus 5.5%.
  It also provides for the payment of a $250,000 forbearance fee to the bank group and requires conditions of continued forbearance of the following things, among others: consummation of the sale of the rugged handheld computers and terminals business; execute a letter of intent with a potential purchaser of the instruments and solenoids business; and the development of an action plan to reduce the Company's expenses.
  The forbearance period is the earlier of March 31, 2000 or any default under terms of the forbearance agreement.

  During its fiscal 1999, the Company adopted and is in the process of implementing a restructing plan intended to focus on its MPSI business unit (the provider of vehicle diagnostic systems). In connection therewith:

  1. The Company decided to divest itself of its Industrial Technology Group segment. In December 1999, the Company completed the sale of its industrial power conversion systems and electronic ballast business (WPI Power Systems and WPI Electronics) to a private group of investors for approximately $9.3 million in cash plus the assumption of certain liabilities. The Company is also in the process of seeking a buyer for its instruments and solenoid businesses (WPI Instruments and WPI Magnetec) . Substantially all of the proceeds for the completed sale were applied to the outstanding bank debt.

  2. The Company is in the process of negotiating the sale of its rugged handheld computer and terminal business units (WPI Husky Technology and WPI Oyster Termiflex/MicroPalm) and expects the transaction to be concluded sometime in the first calendar quarter of 2000. Also during its fiscal 1999 te Company decided to terminate the software development operations of its expert systems business (WPI DecisionKey).

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

  If the Company is unable to successfully complete the divestiture transactions, renegotiate its bank agreements or obtain additional funding, the cash from operations may not be sufficient to cover short-term or long-term liquidity requirements.

                         WPI GROUP, INC.

                   PART II - Other Information



  Item 6.   Exhibits and Reports on Form 8-K

          A.   Exhibits

               27   Financial Data Schedule.

          B.   Reports on Form 8-K

               On December 21, 1999, the Registrant filed a report under
               Item 5 of Form 8-K to announce the major restructuring of its operations, the resignation of Michael Foster as Chairman and CEO, the appointment of John Allard, President and COO to the additional role of CEO and to name Steven Shulman and Paul Giovacchini as Non-Executive Chairman and Vice Chairman. The Registrant also reported the completion of the sale of its Warner-based WPI Power Systems, Inc. and WPI Electronics, Inc. to Warner Power, LLC.

               On December 22, 1999, the Registrant filed a report under
               Item 2 of Form 8-K reporting the completion of the sale of WPI Power Systems, Inc. and WPI Electronics, Inc. to Warner Power, LLC.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.



                         WPI GROUP, INC.
                          (Registrant)




Date: February 22, 2000                By:/s/John R. Allard
                                         ------------------
                                         John R. Allard
                                         President, Chief Operating Officer
                                         and Chief Executive Officer



Date: February 22, 2000                By:/s/John W. Powers
                                         ------------------
                                         John W. Powers
                                         Vice President and
                                         Chief Financial Officer