Form 10-Q
period 2000-03-26
WPI GROUP INC
filed 2000-05-10
CIK 881771

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10 Q
(Mark One)

/XX/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 --  EXCHANGE ACT OF 1934

     For the quarterly period ended March 26, 2000

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
--   EXCHANGE ACT OF 1934

     For the transition period from           to            .
                                   -----------   -----------


Commission File Number:  0-19717

                         WPI GROUP, INC.
                         ---------------
     (Exact name of registrant as specified in its charter)

            NEW HAMPSHIRE                      02-0218767
            -------------                      ----------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                 Identification Number)


1155 Elm Street, Manchester, New Hampshire      03101
---------------------------------------------------------
(Address of principal  executive offices)      (Zip Code)


Registrant's telephone number, including area code:  (603) 627-3500
                                                     --------------

--------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report)

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
Yes       No
     ---     ---
Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          Class                         Outstanding as of May 4, 2000
          -----                         -----------------------------
Common Stock, par value $.01                6,056,548 shares

                         WPI GROUP, INC.


                              INDEX
                              -----


PART I - FINANCIAL INFORMATION                           Page No.
                                                         --------
  Item 1. Consolidated Financial Statements

         Consolidated Balance Sheets                        3
         - March 26,2000 and September 26,1999

         Consolidated Statements of Operations              4
         - Three months ended March 26,2000 and March
           28,1999
         - Six months ended March 26,2000 and March
           28, 1999

         Consolidated Statements of Cash Flows              5
         - Six months ended March 26,2000 and March
           28,1999

         Notes to Consolidated Financial Statements         6

  Item 2. Management's Discussion and Analysis of           8
          Financial Condition and Results of Operations

PART II - OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                  11

SIGNATURES                                                  12




                         WPI GROUP, INC.

                   CONSOLIDATED BALANCE SHEETS

                                          September 26,    March 26,
                                             1999            2000
                                          -------------    -----------
                                                          (unaudited)
ASSETS

CURRENT ASSETS

  Cash and cash equivalents               $  1,086,708     $     52,153
  Accounts receivable - net of allowance
  for doubtful accounts
  of $171,000 and $250,000, respectively     2,027,808        1,991,306
  Accounts receivable - other                  101,135           87,052
  Inventories                                  461,893          437,685
  Prepaid expenses and other current           238,550          266,564
  assets
  Refundable income taxes                      220,205          105,551
  Prepaid income taxes                       2,655,419        2,655,875
  Net assets of discontinued operations     54,200,000       12,250,000
                                          ------------     ------------
        Total current assets                60,991,718       17,846,186


PROPERTY, PLANT AND EQUIPMENT
  at cost less accumulated depreciation      1,668,473          996,028
OTHER ASSETS                                 1,896,868        1,811,667
                                          ------------     ------------
                                          $ 64,557,059     $ 20,653,881
                                          ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt       $ 69,155,487     $ 30,025,863
  Accounts payable                           1,499,103        1,918,038
  Accrued expenses                           2,173,763        3,035,632
                                          ------------     ------------

       Total current liabilities            72,828,353       34,979,533
                                          ------------     ------------
LONG-TERM DEBT                                  -                -
                                          ------------     ------------
DEFERRED INCOME TAXES                        2,702,987        2,702,987
                                          ------------     ------------

COMMITMENTS
STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value;
     authorized 20,000,000 shares,
     issued and outstanding 6,050,398
     and 6,056,548,  respectively.              60,504           60,565
   Additional paid-in capital               14,574,134       14,585,246
   Retained earnings (deficit)             (25,608,919)     (31,674,450)
                                          ------------     ------------
    Total stockholders' equity (deficit)   (10,974,281)     (17,028,639)
                                          ------------     ------------
                                          $ 64,557,059     $ 20,653,881
                                          ============     ============

                See notes to financial statements
                               -3-

                         WPI GROUP, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (unaudited)
                               Three Months Ended           Six Months Ended
                            March 28,    March 26,        March 28,   March 26,
                              1999         2000             1999        2000
                          ------------ ------------     ------------ ----------

CONTINUING OPERATIONS
Net Sales                 $ 3,277,959  $ 3,588,053      $ 6,388,278  $ 7,161,121

Cost of Goods Sold          1,223,182    1,422,127        2,340,466    2,855,588
                          -----------  -----------      -----------  -----------

Gross Profit                2,054,777    2,165,926        4,047,812    4,304,533
                          -----------  -----------      -----------  -----------

Operating Expenses:
   Research and new           478,373      822,168          953,691    1,504,735
product development
   Selling, general and
administration              1,785,906    2,028,200         3,632,256   4,253,390
Restructuring costs           450,000      130,000           450,000   1,770,000
                         ------------  -----------      ------------  ----------

   Total Operating
   Expenses                 2,714,279    2,980,366         5,035,947   7,528,125
                         ------------  -----------      ------------  ----------

Operating Loss               (659,502)    (814,440)         (988,135) (3,223,592)


Other Income (Expense):
   Interest expense          (120,975)    (739,171)         (253,329)   (991,505)
   Forbearance expense           -            -                 -       (285,000)
   Other, net                 (12,348)        (159)          (22,236)     (5,434)
                         ------------  -----------       -----------  ----------
Loss Before Benefit for
Income Taxes                 (768,129)  (1,553,770)       (1,263,700) (4,505,531)


Benefit for Income Taxes     (254,000)        -             (362,000)       -
                         ------------  ------------      -----------  -----------
Loss from Continuing
Operations                   (514,129)  (1,553,770)         (901,700)  (4,505,531)


DISCONTINUED OPERATIONS
Loss from discontinued
operations (net of
applicable income taxes)   (1,002,478)        -           (1,173,172)        -
Estimated loss from
disposal of discontinued
operations                       -      (1,560,000)            -       (1,560,000)
                         ------------  -----------       ------------  ----------

Loss before cumulative
effect of change in
accounting principle       (1,516,607)  (3,113,770)       (2,074,872)  (6,065,531)

CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE,
net of applicable income
taxes of $1,000,000              -            -           (2,822,147)        -
                         ------------  -----------       -----------   -----------
NET LOSS                 $ (1,516,607) $(3,113,770)      $(4,897,019)  $(6,065,531)


Earnings (Loss) Per Share
  - Continuing Operations
(Note 3)                 $       (.09) $      (.26)      $      (.15)  $      (.74)
                         ------------  -----------       -----------   -----------



                See notes to financial statements


                         WPI GROUP, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited)
                                                Six Months Ended
                                             March 28,     March 26,
                                               1999          2000
                                           -------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                       $  (4,897,019) $  (6,065,531)
                                           -------------  -------------
   Adjustments to reconcile net income
   to net cash
   Provided by operating activities:
     Cumulative effect of change in
     accounting principle                      2,822,147          -
     Depreciation and amortization             2,557,252      1,285,934
     Loss from disposal of discontinued
     operations                                    -          1,560,000
     Deferred income taxes                         9,332          -
   Changes in current assets and
   liabilities net of effects
   of acquisition:
     Accounts receivable                       2,389,694      4,164,420
     Accounts receivable - other                (114,968)      (258,915)
     Inventories                              (1,006,002)      (540,759)
     Prepaid expenses and other current         (162,414)       (54,294)
     assets
     Accounts payable                         (1,297,866)    (1,536,929)
     Accrued expenses                          1,261,497        753,014
     Accrued income taxes                       (852,896)       405,436
                                           -------------  -------------

          Total adjustments                    5,605,776      5,777,910
                                           -------------  -------------

   Net cash provided by operating activities     708,757       (287,621)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of businesses                -         39,367,083
   Additions to property, plant and           (1,200,018)      (310,112)
   equipment
   Increase in other assets                      (32,333)          -
   Payment of accrued acquisition costs         (310,654)      (149,066)
                                           -------------  -------------
      Net cash used for investing             (1,543,005)    38,907,905
      activities                           -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in current and            682,019    (39,129,624)
   long-term debt
   Proceeds from issuance of common               32,400         11,173
   stock
   Proceeds from exercise of stock                29,419           -
   options                                 -------------  -------------

      Net cash used for investing                743,838    (39,118,451)
      activities                           -------------  -------------

EFFECT OF FOREIGN CURRENCY TRANSLATION
ON CASH                                           (5,181)          -
                                           -------------  -------------
NET DECREASE IN CASH AND CASH
EQUIVALENTS                                      (95,591)      (498,167)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                              159,518        550,320
                                           -------------  -------------
CASH AND CASH EQUIVALENTS,
END OF PERIOD                              $      63,927  $      52,153
                                           =============  =============
SUPPLEMENTAL DISCLOSURE OF CASH
INFORMATION:
   Income taxes paid (refunded)            $     107,616  $    (117,054)
   Interest paid                               2,445,253      5,480,641

                See notes to financial statements
                              - 5 -

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

  The financial statements for the three months and six months ended March 26,2000 and March 28,1999 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission (File No. 0-19717), which included financial statements for the years ended September 26,1999 and September 27,1998.

  Certain prior year amounts have been reclassified to conform with current year presentation.

  The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full fiscal year.

2.   INVENTORIES
       Inventory consists of:      September 26,    March 26,
                                       1999           2000
                                   -------------  --------------
       Raw Materials               $     315,071  $      299,588
       Work in Process                    27,340          30,888
       Finished Goods                    119,482         107,209
                                   -------------  --------------
           Total                   $     461,893  $      437,685
                                   -------------  --------------

3.   EARNINGS (LOSS) PER SHARE

  The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated:


                             Three Months Ended      Six Months Ended
                          March  28,  March 26,    March 28,   March 26,
                              1999       2000        1999        2000
                        ------------ ----------- ------------ ------------

Earnings (loss per
share - basic)
  Continued operations  $     (0.09) $    (0.26) $      (0.15)$      (0.74)
  Discontinued
  operations                  (0.17)      (0.26)        (0.19)       (0.26)
  Effect of
  accounting change             -           -           (0.47)          -
                        -----------  ----------- ------------  -----------
    Net loss            $     (0.25) $    (0.52) $      (0.81) $     (1.00)
                        -----------  ----------  ------------  -----------


Earnings (loss) per
share - diluted
   Continued operations $     (0.09)  $    (0.26) $     (0.15) $     (0.74)
   Discontinued
   operations                 (0.17)       (0.26)       (0.19)       (0.26)
   Effect of
   accounting change            -            -          (0.47)         -
                        -----------   ----------   ----------   -----------
    Net loss            $     (0.25)  $    (0.52)  $    (0.81)  $    (1.00)
                        -----------   ----------   ----------   ----------

Weighted Average
Common Shares             6,044,881    6,052,568    6,037,804     6,051,579
Effect of Dilutive
Options                         -            -            -             -

Adjusted Weighted Average
  Common Shares           6,044,881    6,052,568    6,037,804     6,051,579
                         ----------  -----------   ----------   -----------

  4.   RESTRUCTURING CHARGES

     During the six months ended March 26, 2000, the Company entered into a severance agreement with certain former executives and officers. In connection with the agreements, the Company recorded a restructuring charge of $1,770,000, consisting primarily of the continuation of payroll and
     benefits subsequent  to  termination.   Of  the  total
     restructuring charge, $320,000 will be paid over various periods ending August 2000. The remaining $1,450,000 will be paid over a five-year period ending December 2004 in connection with the terms of a former executive's severance agreement. In addition, during the six months ended March 26, 2000, the Company paid approximately $91,000 in connection with a severance agreement entered into during the fiscal year ended September 26, 1999 with a former executive.

     The Company's restructuring activity during the six-month period ending March 26, 2000 is as follows:


     Restructuring reserve balance at
       September 26, 1999                       $   148,269

     Employee severance costs  accrued
     and charged to expense                       1,770,000

     Charges  against reserve for  the
     six months ended March 26, 2000               (518,470)
                                                -----------

     Restructuring reserve balance at
          March 26, 2000                        $ 1,399,799
                                                ===========

5.  DISCONTINUED OPERATIONS

    During its fiscal 1999, the Company adopted and is in the process of implementing a restructuring plan intended to focus on its MPSI business unit (a provider of vehicle diagnostic systems). In connection therewith, the Company decided to divest itself of its Industrial Technology Group segment. In December 1999, the Company completed the sale of its industrial power conversion systems and electronic ballast businesses (WPI Power Systems and WPI Electronics) to a private group of investors for approximately $9.3 million in cash plus the assumption of certain liabilities. In February 2000, the Company completed the sale of its rugged handheld computer and terminal business units (WPI Husky Technology and WPI Oyster Termiflex, Ltd.) to Dynatech Corporation, for approximately $35 million in cash plus the assumption of certain liabilities. The Company is also in the process of seeking a buyer for its instruments and solenoid businesses (WPI Instruments and WPI Magnetec).

    In connection with the completed business sales described above, the buyers have proposed certain adjustments that may potentially effect the ultimate purchase price paid. The Company believes there are certain incorrect assumptions made by the buyers and that the ultimate settlement of these matters will not materially impact the accompanying financial statements.

    The Company recognized an estimated loss on disposal of discontinued operations of approximately $1.6 million in the second quarter of fiscal 2000. The loss was primarily attributable to higher than anticipated loss on the sale of its rugged handheld computer and terminal business units and the operating results of the discontinued operations and higher than anticipated interest expense in the second quarter of fiscal 2000.

                             ITEM 2.

   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations

  This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and footnotes contained in the Company's Form 10-Q for the period ending March 26, 2000 and the Form 10-K for the year ended September 26, 1999, filed with the Securities and Exchange Commission. In addition to historical information, this report contains forward looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this section. Readers should carefully review the risks described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K where the fiscal year ended September 26, 1999. Readers are cautioned not to place undue reliance on the forward looking statements, which speak only as of the date of this report. The Company undertakes no obligation to publicly release any revisions to the forward looking statements or reflect events or circumstances after the date of this document.

  RESULTS OF OPERATIONS

  Net sales of $3.6 million for the second quarter of fiscal 2000 increased 9.5% from sales of $3.3 million for the second quarter of fiscal 1999. For the first six months of fiscal 2000 the Company reported sales of $7.2 million, 12.1% higher than sales of $6.4 million for the first six months of fiscal 1999. The increase was due to growth in shipments to the Company's primary target markets.

  Cost of sales of $1.4 million for the second quarter of fiscal 2000 resulted in a gross profit of 60.4%, compared to a gross profit of 62.7% for the same period of fiscal 1999. Cost of sales of $2.9 million for the first six months of fiscal 2000 resulted in a gross profit of 60.1%, compared to a gross profit of 63.4% for the same period of fiscal 1999. The decrease in the Company's gross profit percentage in fiscal 2000 was primarily attributable to a change in mix of products sold and decreased software licenses revenue.

  Research and new product development expenses were $822,000, 22.9% of sales, and $1,505,000, 21.0% of net sales, for the fiscal quarter and the six months ended March 26, 2000, respectively. For the same fiscal quarter and six month periods of fiscal 1999, research and new product development expenses were $478,000, 14.6% of sales, and $954,000, 14.9% of sales, respectively. The increase was attributed to the development E-Technician, a web-based remote diagnostic platform.

  Selling, general and administration expenses were $2.0 million and $1.8 million for the second quarter of fiscal 2000 and 1999, respectively, and $4.3 million and $3.6 million, for the six months of fiscal 2000 and 1999, respectively. As a percentage of sales, selling, general and administrative expenditures were 56.5% and 54.5% for the fiscal 2000 and 1999 quarters, respectively, and 59.4% and 56.9% for the six month of fiscal 2000 and 1999, respectively. The increase in selling, general and administrative expenses in fiscal 2000 is primarily attributable to the costs related to consultants and advisors incurred in connection with the debt negotiations with the bank syndicate.

  During the six months ended March 26, 2000, the Company
  entered into severance agreements with certain former
  executives and officers.  In connection with the agreements, the
  Company   recorded a restructuring charge of $130,000 and $1.6 million for the quarter and six months ended March 26, 2000, respectively, consisting primarily of the continuation of payroll and benefits subsequent to termination.

  The Company's operating loss for the second quarter of fiscal 2000 and 1999 was ($814,000) and ($660,000), respectively.
  For the six months ended March 26, 2000 and March 28, 1999 the Company's operating loss was ($3.2) million and ($1.0) million, respectively.

  The increase in the operating loss was primarily to the increase in research and new product development costs and the restructuring and non-recurring costs discussed above.

  The Compnay's other income (expense) was ($739,000) for the second quarter of fiscal 2000 compared to ($109,000) in the second quarter of fiscal 1999. For the six months
  ended March 26, 2000 and March 28, 1999 other income (expense)
  was ($1.3) million and ($276,000), respectively. The increase was due primarily to higher interest expense and $285,000 of fees incurred
  in connection with   the execution of a forbearance agreement related
  to the Company's bank debt.

  The Company's loss from discontinued operations was ($1.0) million and ($1.2) million for the quarter and six months ended March 28, 1999. The loss was the result of lower sales in the Company's rugged handheld computer and terminal, power conversion and electronic ballasts businesses, increased costs and operating expenses as a result of the acquisiton of WPI Instruments in August 1998, and higher interest expense from additional borrowings and higher interest rates.

  The Company recognized an estimated loss on disposal of discontinued operations of $1.6 million for the second quarter of fiscal 2000.
  The loss was primarily attributable to a higher than anticipated loss on the sales of its rugged handheld computer and terminal businesses and results of operation of the discontinued operations and higher than anticipated interest expense.

  As of September 28, 1998, in accordance with the statement of position 98-5 "Reporting on the Cost of Start-up Activities", the Company changed its method of accounting for deferred product enhancement costs to expense these costs as incurred. As a result, the Company recognized a cumulative effect of a change in accounting principle of $2,822,000, net of taxes of $1,000,000.


  LIQUIDITY AND CAPITAL RESOURCES

  As of March 26, 2000 the Company had a working capital
  (deficit) of ($17.1) million compared to ($11.8) million at
  September 26, 1999. Net cash provided by (used in) operating activities totaled ($288,000) and $709,000 for the six months ended
  March   26, 2000 and March 28, 1999, respectively.

  As of March 26, 2000, the Company had no material commitments for capital expenditures.

  In August 1998, the Company entered into a $75 million credit facility with a syndication of banks, consisting of a $20 million revolving line of credit which was to expire on September 30, 2003 and term notes totaling approximately $55 million payable in varying quarterly installments commencing on December 31, 1998 and through September 30, 2004. The credit facility agreement contains certain restrictive covenants, including financial covenants, one of which the Company was not in compliance with at September 27, 1998. In December 1998, the Company reached an agreement with the banks to waive the event of non-compliance and amend certain terms of the agreement.

  As of March 28, 1999 and June 27, 1999 the Company was not in compliance with two of the financial covenants contained in the  credit  agreement.  The Company reached an agreement  with the  banks to waive the event of non-compliance as of March 28,
  1999  and June 27, 1999 up to and until October 1, 1999 and  to amend certain terms of the agreement. The terms of the amendment increased the interest accrued on all borrowings by 2% per annum and limited the revolving credit borrowings to $14.8 million, the amount of the Company's current revolving credit borrowings
  at the time.   In  addition  to  the  payment of a fee to amend the
  agreement, the Company issued  to the banks warrants to purchase
  124,000 shares of  the  Company's  common stock at $2.75 per share.
  The  warrants  are exercisable after one year for a period of ten years.

  As  of  October 1, 1999 the Company was not in compliance  with
  the  terms  of  the credit agreement as amended.   Accordingly,
  the aggregate bank debt totaling $67,356,000 was callable by the bank and, accordingly, was classified as current in the consolidated balance sheet as of September 26, 1999.

  In January 2000, the  Company entered into a forbearance agreement with  the banks. Pursuant to the terms of the forbearance agreement, the  Company  has confirmed that all outstanding borrowings are  due
  and   payable.   The  agreement  limits  the  revolving  credit
  borrowings  to  $6.5 million and provides that  all  borrowings bear  interest  at prime plus 5.5%.  It also provided  for  the payment of a $250,000 forbearance fee to the bank group. As additional conditions of continued forbearance the agreement provided for: consummation of the sale of the rugged handheld computers and terminals business;  the Company seek  a  potential  purchaser of the
  instruments and solenoids business;   and  the  development of an action
  plan to reduce the Company's  expenses.   The  initial  forbearance period
  ended  March  31, 2000.  The  forbearance agreement was extended to May  3,
  2000   and  required  an  additional  $100,000  forbearance  fee.  The
  Company has requested and is presently in the process of negotiating the terms of further extension of the forbearance agreement with the banks. There is no assurance the Company will be successful in negotiating a further extension of a forbearance agreement with the banks.

  During its fiscal 1999, the Company adopted and is in the process of implementing a restructuring plan intended to focus on its MPSI business unit (a provider of vehicle diagnostic systems). In connection therewith:

     1. The Company decided to divest itself of its Industrial Technology Group segment. In December 1999, the Company completed the sale of its industrial power conversion systems and electronic ballast businesses (WPI Power Systems and WPI Electronics) to a private group of investors for approximately $9.3 million in cash plus the assumption of certain liabilities. The Company is also in the process of seeking a buyer for its instruments and solenoid businesses (WPI Instruments and WPI Magnetec).


     2. On February 22, 2000, the Company completed the sale of its rugged handheld computer and terminal business units (WPI Husky Technology and WPI Oyster Termiflex, Ltd.) to Dynatech Corporation, for approximately $35 million in cash plus the assumption of certain liabilities.

  The  Company utilized the cash generated  from the  divestitures of the businesses to repay a significant portion of the existing bank debt and to support the Companies' operations. The Company intends to refinance the remaining debt to provide sufficient
  liquidity   to   satisfy   its   continuing   working   capital
  requirements. There is no assurance the Company will be successful in divesting its instruments and solenoid businesses, or that sufficient funding will be available to execute the present business plan.

  If   the  Company  is  unable  to  successfully  complete   the
  sale of its net assets of discontinued operations, renegotiate its bank  agreements  and obtain additional funding, the cash from operations
  will not  be   sufficient   to   cover   short-term  or  long-term
  liquidity requirements.

                         WPI GROUP, INC.

                   PART II - Other Information



  Item 6.   Exhibits and Reports on Form 8-K

          A.   Exhibits

               10.1 Forbearance Agreement dated January 24, 2000.

               27   Financial Data Schedule.

          B.   Reports on Form 8-K

            On February 25, 2000, the Registrant filed a report under Item 5 of Form 8-K to announce the completion of the sale of its UK-based WPI Husky Technology business to Dynatech Corporation.

            On February 29, 2000, the Registrant filed a report under Item 2 of Form 8-K reporting the completion of the sale of WPI Husky Technology, Inc. to Dynatech
            Corporation.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.



                         WPI GROUP, INC.
                          (Registrant)




Date: May 10, 2000                             By:/s/John R. Allard
                                                  -----------------
                                                  John R. Allard
                                                  President and
                                                  Chief Executive Officer

Date: May 10, 2000                             By:/s/John W. Powers
                                                  -----------------
                                                  John W. Powers
                                                  Vice President and
                                                  Chief Financial Officer