Form 10-Q
period 2000-06-25
WPI GROUP INC
filed 2000-08-08
CIK 881771

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10 Q
(Mark One)

/XX/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

     For the quarterly period ended June 25, 2000

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

     For the transition period from           to       .

Commission File Number:  0-19717

                         WPI GROUP, INC.
                         ----------------

     (Exact name of registrant as specified in its charter)


             NEW HAMPSHIRE                      02-0218767
             --------------                     ----------
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                  Identification Number)


1155 Elm Street, Manchester, New Hampshire    03101
----------------------------------------------------
(Address of principal executive offices)    (Zip Code)


Registrant's telephone number, including area code: (603) 627-3500
                                                     -------------

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
Yes       No
    ----     ----
Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

       Class                     Outstanding as of August 3, 2000
       ------                    ---------------------------------
Common Stock, par value $.01               6,056,758 shares

                       WPI GROUP, INC.


                            INDEX



PART I - FINANCIAL INFORMATION                           Page No.

  Item 1. Consolidated Financial Statements

         Consolidated Balance Sheets                         3
         - June 25, 2000 and September 26, 1999

         Consolidated Statements of Operations               4
         - Three months ended June 25, 2000 and June
           27, 1999
         - Nine months ended June 25, 2000 and June
           27, 1999

         Consolidated Statements of Cash Flows               5
         - Nine months ended June 25, 2000 and June
           27, 1999

         Notes to Consolidated Financial Statements          6

  Item 2. Management's Discussion and Analysis of            8
          Financial Condition and Results of Operations

PART II - OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                   11

SIGNATURES                                                   12

                       WPI GROUP, INC.

                 CONSOLIDATED BALANCE SHEETS
                                          September 26,    June 25,
                                              1999           2000
                                          -------------    ---------
                                                          (unaudited)
ASSETS

CURRENT ASSETS

  Cash and cash equivalents               $  1,086,708   $     10,354


  Accounts receivable - net of allowance
  for doubtful accounts
  of $171,000 and $262,500, respectively     2,027,808      1,816,826
  Accounts receivable - other                  101,135         85,594
  Inventories                                  461,893        447,369
  Prepaid expenses and other current           238,550        213,409
  assets
  Refundable income taxes                      220,205        105,551
  Prepaid income taxes                       2,655,419        260,450
  Net assets of discontinued operations     54,200,000      9,200,000
                                          ------------    -----------
        Total current assets                60,991,728     12,139,553


PROPERTY, PLANT AND EQUIPMENT
  at cost less accumulated depreciation      1,668,473        810,411

OTHER ASSETS                                 1,896,868      1,766,163
                                           -----------    -----------
                                           $64,557,050    $14,716,127
                                           ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank and other loans payable             $69,155,487    $28,624,840
  Accounts payable                           1,499,103      1,984,925
  Accrued expenses                           2,173,763      3,049,847
                                           -----------    -----------

       Total current liabilities            72,828,353     33,659,612
                                           -----------    -----------
DEFERRED INCOME TAXES                        2,702,987        307,562
                                           -----------    -----------
COMMITMENTS

STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock, $.01 par value;
   authorized 20,000,000 shares, issued
   and outstanding 6,050,398
   and 6,056,758, respectively.                 60,504       60,568
   Additional paid-in capital               14,574,134    14,585,533
   Retained earnings (deficit)             (25,608,919)  (33,897,148)
                                          ------------   -----------
      Total stockholders' equity
      (deficit)                            (10,974,281)  (19,251,047)
                                          ------------   -----------
                                          $ 64,557,059   $14,716,127
                                          =============  ===========


              See notes to financial statements

                       WPI GROUP, INC.
            CONSOLIDATED STATEMENTS OF OPERATIONS
                         (unaudited)
                               Three Months Ended         Nine Months Ended
                            June 27,       June 25,    June 27,       June 25,
                              1999           2000        1999            2000
                        ------------    -----------  -----------    ----------
CONTINUING OPERATIONS
Net Sales                $  2,618,703    $ 3,573,724  $ 9,006,981    $10,734,845

Cost of Goods Sold          1,102,943      1,409,141    3,443,409      4,265,729

Gross Profit                1,515,760      2,164,583    5,563,572      6,469,116
                         ------------    -----------  -----------    ------------
Operating Expenses:
Research and new
product development           519,200        818,748    1,472,891      2,323,483
   Selling, general and
administration              2,098,932      1,670,593    5,923,988      5,731,183                                                8
   Restructuring costs          -               -         450,000      1,700,000
                         ------------    -----------   ----------     ----------
Total Operating
Expenses                    2,618,132      2,489,341    7,654,079     10,017,466
                         ------------    ------------  ----------     ----------

Operating Loss              (1,102,372)     (324,758)  (2,090,507)    (3,548,350)


Other Income (Expense):
   Interest expense           (133,297)   (1,030,919)    (386,625)     (2,022,424)
   Forbearance expense            -         (253,500)        -           (538,500)
   Other, net                   41,747         1,479       19,511          (3,955)
                         -------------    ----------    ---------      ----------
Loss before Benefit for
Income Taxes                (1,193,922)   (1,607,698)  (2,457,629)     (6,113,229)


Provision for Income
Taxes                          362,000          -            -               -
                         -------------    -----------   ----------     ----------
Loss from Continuing
Operations                  (1,555,922)   (1,607,698)   (2,457,621)    (6,113,229)

DISCONTINUED OPERATIONS
Loss from discontinued
operations (net of
applicable income
taxes)                      (1,692,564)         -        (2,865,737)          -

Estimated loss from
disposal of
discontinued operations           -         (615,000)          -       (2,175,000)
                        ---------------   -----------    -----------  -----------
Loss before cumulative
effect of change in
accounting principle        (3,248,486)   (2,222,698)    (5,323,358)   (8,288,229)

CUMULATIVE EFFECT OF
CHANGE  IN ACCOUNTING
PRINCIPLE, net of
applicable income taxes
of $1,000,000                     -             -         (2,822,147)        -
                          ------------   ------------    ------------  ------------
Net Loss                  $ (3,248,486)  $ (2,222,698)   $ (8,145,505) $ (8,288,229)
                          ------------   ------------    ------------  ------------

Earnings (Loss) Per Share
- Continuing Operations   $       (.26)  $       (.27)   $        (.41) $     (1.01)
(Note 3)                  ------------   ------------    -------------  -----------


              See notes to financial statements


                       WPI GROUP, INC.
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (unaudited)
                                              Nine Months Ended
                                            June 27,       June 25,
                                              1999          2000
                                          -------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                               $  (8,145,505) $ (8,288,229)
                                          -------------  ------------
   Adjustments to reconcile net income
   to net cash
   Provided by operating activities:
   Cumulative effect of change in
   accounting principle                       2,822,147          -
   Depreciation and amortization              3,846,979     1,555,722
   Loss from disposal of discontinued
   operations                                      -        2,175,000
   Deferred income taxes                          9,292          -

   Changes in current assets and
   liabilities net of effects
   of acquisition:
   Accounts receivable                         4,618,742    4,327,085
   Accounts receivable - other                   (52,531)     476,833
   Inventories                                (3,061,493)    (664,932)
   Prepaid expenses and other current           (507,582)     (21,276)
   assets
   Accounts payable                              583,320   (1,853,532)
   Accrued expenses                              208,043      794,209
   Accrued income taxes                         (426,613)     405,439
                                             -----------   ----------
          Total adjustments                    8,040,304    7,194,548
                                             -----------   ----------
   Net cash provided by (used in)
   operating activities                         (105,201)  (1,093,681)
                                             -----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of businesses                 -      41,203,602
   Additions to property, plant and
   equipment                                  (2,150,774)    (518,051)
   (Additions) deletions to other assets         (54,972)       2,905
   Payment of accrued acquisition costs         (397,453)    (151,945)
                                             -----------   ----------

   Net cash provided by (used in)
   investing activities                       (2,603,199)   40,536,511
                                             -----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in current and
   long-term debt                              2,564,460   (40,530,647)
   Proceeds from issuance of common
   stock                                          35,958        11,463
   Proceeds from exercise of stock
   options                                        29,419          -

   Net cash provided by (used in)             ----------   -----------
   investing activities                        2,629,837   (40,519,184)
                                              ----------   -----------
EFFECT OF FOREIGN CURRENCY TRANSLATION
ON CASH                                          (30,007)         -
                                              ----------   -----------
NET DECREASE IN CASH AND CASH
EQUIVALENTS                                     (108,570)   (1,076,354)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                               159,518     1,086,708
                                              -----------   -----------

CASH AND CASH EQUIVALENTS,
END OF PERIOD                             $        50,948  $     10,354
                                          ===============  ============

SUPPLEMENTAL DISCLOSURE OF CASH
INFORMATION:
   Income taxes paid (refunded)           $         70,246 $   (117,054)
   Interest paid                                 3,940,396    6,309,867

                   See notes to financial statements

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

  The financial statements for the three months and nine months ended June 25, 2000 and June 27, 1999 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission (File No. 0-19717), which included financial statements for the years ended September 26, 1999 and September 27, 1998.

  Certain prior year amounts have been reclassified to conform with current year presentation.

  The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full fiscal year.

2.   INVENTORIES
       Inventory consists of:      September 26,    June 25,
                                       1999           2000
                                   -------------  ---------------

       Raw Materials               $     315,071  $       280,164
       Work in Process                    27,340           56,309
       Finished Goods                    119,482          110,896
                                   -------------  ---------------
           Total                   $     461,893  $       447,369
                                   =============  ===============

3.   EARNINGS (LOSS) PER SHARE

  The following table sets forth the computation of basic
  and diluted earnings (loss) per share for the periods
  indicated:
                          Three Months Ended         Six Months Ended
                        June 27,     June 25,      June 27,     June 25,
                           1999        2000          1999        2000
                      ------------- ----------- ------------- ------------
Earnings (loss) per
share - basic

Continued operations  $      (0.26) $     (0.27) $      (0.41) $   (1.01)
Discontinued operations      (0.28)       (0.10)        (0.47)     (0.36)
Effect of
accounting change               -           -           (0.47)       -
                      ------------- ------------ ------------- -----------

Net loss              $       (0.54)$      (0.37)$      (1.35)  $   (1.37)
                      ------------- ------------ -------------  ----------

Earnings (loss) per
share - diluted

Continued operations  $       (0.26) $     (0.27)  $    (0.41)   $   (1.01)
Discontinued operations       (0.28)       (0.10)       (0.47)       (0.36)
Effect of
accounting change                -            -         (0.47)          -
                      -------------   -----------  ----------     ---------
Net loss              $       (0.54)  $     (0.37) $    (1.35)    $   (1.37)


Weighted Average
Common Shares             6,048,977      6,053,259   6,041,515     6,053,243
Effective of
Dilutive Shares                -              -           -              -
                       ------------   ------------  -----------    ----------
Adjusted Weighted
Average
Common Shares             6,048,977       6,053,259   6,041,515     6,053,243
                       ------------   -------------  ----------     ----------

  4.   RESTRUCTURING CHARGES

     During the nine months ended June 25, 2000, the Company entered into a severance agreement with certain former executives and officers. In connection with the agreements, the Company recorded a restructuring charge of $1,770,000, consisting primarily of the continuation of payroll and benefits subsequent to termination. Of the total restructuring charge, $320,000 will be paid over various periods ending August 2000. The remaining $1,450,000 will be paid over a five-year period ending December 2004 in connection with the terms of a former executive's severance agreement. In addition, during the nine months ended June 25, 2000, the Company paid approximately $91,000 in connection with a severance agreement entered into during the fiscal year ended September 26, 1999 with a former executive.

     The Company's restructuring activity during the six-month period ending June 25, 2000 is as follows:

     Restructuring reserve balance at
       September 26, 1999              $   148,269

     Employee severance costs  accrued
     and charged to expense              1,770,000


     Charges  against reserve for  the
     nine months ended June 25, 2000      (649,971)
                                       -----------
     Restructuring reserve balance at
          June 25, 2000                $ 1,268,298
                                       ===========


  5.  DISCONTINUED OPERATIONS

     During its fiscal 1999, the Company adopted and is in the process of implementing a restructuring plan intended to focus on its MPSI business unit (a provider of vehicle diagnostic systems). In connection therewith, the Company decided to divest itself of its Industrial Technology Group segment. In December 1999, the Company completed the sale of its industrial power conversion systems and electronic ballast businesses (WPI Power Systems and WPI Electronics) to a private group of investors for approximately $9.3 million in cash plus the assumption of certain liabilities. In February 2000, the Company completed the sale of its rugged handheld computer and terminal business units (WPI Husky Technology and WPI Oyster Termiflex, Ltd.) to Dynatech Corporation, for approximately $35 million in cash plus the assumption of certain liabilities. During the fiscal quarter ended June 25, 2000, the Company completed the sale of WPI Oyster Termiflex, Inc. and certain real estate located in the United Kingdom. The Company is also in the process of negotiating the sale of its instruments and solenoid businesses (WPI Instruments and WPI Magnetec).

     In connection with the completed business sales of its rugged handheld computer and terminal business units, Dynatech Corporation has proposed certain adjustments that may potentially effect the ultimate purchase price paid. The Company believes the ultimate settlement of these matters will not materially impact the accompanying financial statements.

     The Company recognized an estimated loss on disposal of discontinued operations of approximately $.6 million and $2.2 million in the fiscal quarter and nine months ended June 25, 2000. The losses were primarily attributable to higher than anticipated loss on the sale of its business units, the operating results of the discontinued operations and higher than anticipated interest expense in the second quarter of fiscal 2000.

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

  RESULTS OF OPERATIONS

  Continuing Operations

  Net sales of $3.6 million for the third quarter of fiscal
  2000 increased 36.5% from sales of $2.6 million for the third quarter of fiscal 1999. For the first nine months of fiscal 2000 the Company reported sales of $10.7 million, 19.2% higher than sales of $9.0 million for the first nine months of fiscal 1999. The increase was due to growth in shipments to the Company's primary target markets.

  Cost of sales of $1.4 million for the third quarter of fiscal 2000 resulted in a gross profit of 60.6%, compared to a gross profit of 57.9% for the same period of fiscal
  1999. Cost of sales of $4.3 million for the first nine months of fiscal 2000 resulted in a gross profit of 60.3%, compared to a gross profit of 61.8% for the same period of fiscal 1999. The changes in the Company's gross profit percentage in fiscal 2000 compared to the same periods of fiscal 1999 was primarily attributable to a change in mix of products sold and decreased software licenses revenue.

  Research and new product development expenses were $818,000, 22.9% of sales, and $2.3 million, 21.6% of net sales, for the fiscal quarter and the nine months ended
  June 25, 2000, respectively. For the same fiscal quarter and nine month periods of fiscal 1999, research and new product development expenses were $519,000, 19.8% of sales, and $1.5 million, 16.4% of sales, respectively.
  The increase was attributed to the continued development of E-Technician, a web-based remote diagnostic platform.

  Selling, general and administration expenses were $1.7 million and $2.1 million for the third quarter of fiscal
  2000 and 1999, respectively, and $5.9 million and $5.7 million, for the nine months of fiscal 2000 and 1999, respectively. As a percentage of sales, selling, general and administrative expenses were 46.7% and 80.2% for the fiscal 2000 and 1999 quarters, respectively, and 55.2% and 63.6% for the nine month of fiscal 2000 and 1999, respectively. The changes in selling, general and administrative expenses in fiscal 2000 are primarily attributable to a reduction in executive and administrative personnel costs offset by additional costs related to consultants and advisors incurred in connection with the debt negotiations with the bank syndicate.

  During the nine months ended June 25, 2000, the Company entered into various severance agreements with certain former executives. In connection with the agreements, the Company recorded a restructuring charge of $1.8 million during the nine months ended June 25, 2000, consisting primarily of the continuation of payroll and benefits payments subsequent to termination.

  The Company's operating loss for the third quarter of fiscal 2000 and 1999 was ($325,000) and ($1.1) million, respectively. For the nine months ended June 25, 2000 and June 27, 1999 the Company's operating loss was ($3.5) million and ($2.1) million, respectively. The increase in the operating loss was primarily due to the increase in research and new product development costs, and the restructuring and non-recurring costs discussed above.

  The Company's other income (expense) was ($1.3) million for the third quarter of fiscal 2000 compared to ($92,000) in the third quarter of fiscal 1999. For the nine months ended June 25, 2000 and June 27, 1999 other income (expense) was ($2.6) million and ($367,000), respectively. The increase was due primarily to higher interest expense and $539,000 of fees incurred in connection with the execution of a forbearance agreement related to the Company's bank debt.

  Discontinued Operations

  The Company's loss from discontinued operations was ($1.7) million and ($2.9) million for the quarter and nine months ended June 27, 1999. The loss was the result of lower sales in the Company's rugged handheld computer and terminal, power conversion and electronic ballasts businesses, increased costs and operating expenses as a result of the acquisition of WPI Instruments in August
  1998, and higher interest expense from additional borrowings and higher interest rates.

  The Company recognized an estimated loss on disposal of discontinued operations of $615,000 and $2.2 million for the third quarter and nine months ended June 25, 2000, respectively. The loss was primarily attributable to a higher than anticipated loss on the sales of its rugged handheld computer and terminal businesses and the operating results of the discontinued operations and higher than anticipated interest expense.

  Cumulative Effect of Change in Accounting Principle

  As of September 28, 1998, in accordance with the statement of position 98-5 "Reporting on the Cost of Start-up Activities", the Company changed its method of accounting for deferred product enhancement costs to expense these costs as incurred. As a result, the Company recognized a cumulative effect of a change in accounting principle of $2,822,000, net of taxes of $1,000,000.


  LIQUIDITY AND CAPITAL RESOURCES

  As of June 25, 2000 the Company had a working capital
  (deficit) of ($21.5) million compared to ($11.8) million at September 26, 1999. Net cash used in operating activities totaled $1.1 million and $105,000 for the nine months ended June 25, 2000 and June 27, 1999, respectively.

  As of June 25, 2000, the Company had no material commitments for capital expenditures.

  In August 1998, the Company entered into a $75 million credit facility with a syndication of banks, consisting of a $20 million revolving line of credit which was to expire on September 30, 2003 and term notes totaling approximately $55 million payable in varying quarterly installments commencing on December 31, 1998 and through September 30, 2004. The credit facility agreement contains certain restrictive covenants, including certain financial covenants the Company was not in compliance with at September 27, 1998, March 28, 1999 and June 27, 1999. The Company reached an agreement with the banks to waive the events of non-compliance and amend certain terms of the credit agreement.

  During the current fiscal year, the Company entered into a series of forbearance agreements with the banks. Pursuant to the terms of the forbearance agreements, the Company confirmed that all outstanding borrowings were due and payable. The agreements limit the revolving credit borrowings to $6.5 million and provides that all borrowings bear interest at prime plus 5.5%. In addition, the agreements provided for the payment of forbearance and other fees totaling $538,500 to the banks.

  The initial forbearance period ended March 31, 2000. Subsequently, the Company entered into a series of extensions to the forbearance agreement the most recent expired August 7, 2000. The Company has requested and is presently in the process of negotiating the terms of a loan modification agreement with the banks. There is no assurance the Company will be successful in negotiating a loan modification agreement or further extension of a forbearance agreement with the banks.

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

     3.   In April 2000, the Company completed the sale of a
          facility   located  in  the  United  Kingdom   for
          approximately $2.1 million in cash.

     4. In June 2000, the Company completed the sale of WPI Oyster Termiflex, Inc. to a private group of investors for approximately $577,000 in cash plus the assumption of certain liabilities.

  The Company utilized the cash generated from the divestitures of the businesses to repay a significant portion of the existing bank debt and to support the Companies' operations. The Company intends to refinance its remaining debt to provide sufficient liquidity to meet its continuing working capital requirements. There is no assurance the Company will be successful in divesting the instruments and solenoid businesses, refinancing its existing debt or that sufficient funding will be available to execute the present business plan.

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

                       WPI GROUP, INC.

                 PART II - Other Information



  Item 6.   Exhibits and Reports on Form 8-K

          A.   Exhibits

               10.1 Forbearance Agreement dated March 31, 2000.

               10.2 Forbearance Agreement dated May 3, 2000.

               27   Financial Data Schedule.

          B.   Reports on Form 8-K

            On June 8, 2000, the Registrant filed a report under Item 2 of Form 8-K to reporting the sale of WPI Termiflex, Inc. to Warner Power, LLC.

                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.



                       WPI GROUP, INC.
                        (Registrant)




Date: August 8, 2000                     By:/s/John R. Allard
                                            -----------------
                                             John R. Allard
                                             President and
                                             Chief Executive Officer









Date: August 8, 2000                     By:/s/John W. Powers
                                            -----------------
                                             John W. Powers
                                             Vice President
                                             and Chief Financial Officer