Form 10-K405
period 2000-09-24
NEXIQ TECHNOLOGIES INC
filed 2000-12-22
CIK 881771

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended September 24, 2000

                               OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

              For the transition period from       to
                                            -------    -------
Commission file number 0-19717

                    NEXIQ TECHNOLOGIES, INC.
                    ------------------------
                   (formerly WPI GROUP, INC.)
                   --------------------------
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

Securities registered under Section 12(g) of the Act:
Common Stock, par value $.01 per share
---------------------------------------
(Title of Class)

Indicate  by  check mark whether the registrant (1) filed all  reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    -----
Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

As of December 8, 2000, the aggregate market value of the 6,289,178 outstanding shares of voting stock held by non-affiliates of the registrant was $14,150,651.

As of December 8, 2000, 7,891,963 shares of the Registrant's Common Stock, par value $.01 per share, were issued and outstanding.

               Documents Incorporated by Reference
               -----------------------------------

None.

                             PART I

Item 1. Business
-----------------
This  report  contains  forward-looking  statements  within   the
meaning  of  Section 21E of the Securities Exchange Act  of  1934
that  reflect the Company's current view with respect  to  future events and financial performance.  When used in this report,  the words  "anticipates," "believes," "expects," "intends,"  "plans,"
"future,"   and   similar  expressions  identify  forward-looking
statements.   The  future events described  in  these  statements
involve   risks   and  uncertainties,  among   them   risks   and
uncertainties related to the market acceptance of the Company's products and continuing development of its products, general market conditions and competition. Actual results could differ materially from those projected in the forward-looking statements
as  a  result of factors set forth throughout this document.   In
particular,  there  can  be  no  assurance  that  the   strategic
initiatives  detailed  below will be achieved  within  the  times
currently  contemplated by management, if at all.   In  addition,
there can be no assurance that the net values shown on the Company's financial statements for the discontinued operations will be realized. Further, much of the Company's future growth is
dependant   on  the  successful  launch  of  NEXIQ Technologies'
e-Technician product.   There  is no assurance that the product
will succeed even after introduction to the market. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements, whether as a result of new information, future events or otherwise. Readers should be advised to read this Form 10-K in its entirety and other reports or documents the Company files from time to time with the Securities and Exchange Commission, particularly the quarterly reports on Form 10-Q and any current reports on Form 8-K, copies of which may be obtained from the Company or from the Securities and Exchange Commission at its website at www.sec.gov.

General
-------
In April 1999, the Board of Directors (the "Board") instructed management to begin exploring various strategic alternatives for maximizing stockholder value. As a result, management reviewed the strategic alternatives to strengthen  the Company's  financial
position and to position  the  Company  for future  growth.   These
alternatives included the sale and/or retention of the Company's operating businesses in various combinations. Management reported on the various alternatives to the Board at numerous board meetings and ultimately, the Board approved certain strategic initiatives to enhance stockholder  value.  The Board authorized a
series of initiatives designed  to  reposition the Company as  a provider of vehicle diagnostic equipment and software solutions. Accordingly, the Company divested and exited its handheld computer and  terminals business, its power conversion business and its instrument and solenoid businesses.  The Company's strategic goal
is to continue and   expand   its   leadership  position  in  the
development, manufacture and marketing of remote diagnostic services ("telematics"), as well as diagnostic and repair hardware and software for the automotive, heavy-duty vehicle, construction and
agricultural   equipment   market,   through   its   wholly owned
subsidiary,   WPI   Micro  Processor  Systems,   Inc.   (d/b/a NEXIQ
Technologies). Accordingly, the Company's non core businesses are reflected as "discontinued operations" throughout this annual report.
As of November 2000, the Company completed its divestiture and exit of its non core business strategy.

At  the Company's annual shareholder meeting on November 2, 2000,
the   Company's  shareholders  approved  a  number  of  proposals including changing the Company's name from WPI Group, Inc. to NEXIQ Technologies, Inc. ("NEXIQ" or the "Company"). References to "NEXIQ Technologies" in this report shall include only the Company's Vehicle Diagnostic Equipment and Software business and are identified as "continuing operations." References to "the Company" or "NEXIQ" shall include both continuing operations and discontinued operations.

Historically, NEXIQ designed, manufactured and marketed high value-added products for a wide range of applications through two
operating    groups:   Information   Solutions   and   Industrial
Technology.   The  Information  Solutions  Group  produced  three
distinct   product  lines:  vehicle  diagnostic   equipment   and
software,   rugged  handheld  computers  and   rugged   handheld
terminals.   During fiscal 2000, the Company exited and  divested
the handheld computer and terminal businesses. The businesses that formerly comprised the Information Solutions Group and the handheld computer and terminals businesses are reflected as discontinued operations.

The Industrial Technology Group produced four distinct product lines: industrial power conversion systems, electronic ballasts, precision solenoids and precision instruments. In
December 1999, the Company sold the industrial power conversion systems and the electronic ballasts businesses. In November 2000, the Company completed the sale of its precision solenoid and precision instruments businesses. Accordingly, each are reflected as discontinued operations in the financial statements.

The  Company  was incorporated in New Hampshire in 1948  and  its
corporate   headquarters  are  located  at   1155   Elm   Street,
Manchester, New Hampshire 03101.  The telephone number  is  (603)
627-3500.

Products

NEXIQ  - Continuing Operations

NEXIQ Technologies provides its transportation customers a line of diagnostic hardware and software solutions for monitoring the functions of critical vehicle components and for making parameter changes as
required.   The products range from devices or system-specific application cartridges to complete personal computers (PC) and Internet-based solutions for in-field diagnosis of vehicle failures.

In 1988, NEXIQ introduced the Pro-Link 9000 scan tool for the automotive and heavy-duty vehicle diagnostic and repair markets. This product has been extremely successful and has been, over its 12-year history, the tool of choice, with more original equipment manufacturers ("OEM") endorsements than any other tool of its type in the industry. NEXIQ has continuously updated the Pro-Link 9000 using the latest developments in hardware and software technology. This effort continues to further enhance the tool and keep the design current.

Today, over 120,000 Pro-Link 9000 applications have been sold, mainly for use in the heavy-duty vehicle market, with a significant number also employed in the automotive sector. From this base business, NEXIQ has continued to expand its product offerings and today provides a broad range of test and development solutions for heavy-duty vehicle applications, and diagnostic application development. Application coverage includes both the hardware and software to test many types of electronic control modules ("ECMs") for engines, transmissions, braking systems, instrument clusters, passenger safety systems and others. NEXIQ's other product offerings include exhaust emission analyzers, smoke meters and various handheld electronic system testers.

In 1998, NEXIQ introduced two new products of significant strategic importance for the Company and the heavy-duty vehicle industry. These products are known as the MagicKey "PDM" (parallel data module) and the "SDM" (serial data module). These devices act as a bridge between the vehicle datastream and a standard PC or laptop. In use, they are connected to either the PC's parallel or serial data port and the vehicle's diagnostic connector. Using either NEXIQ's unique software, which combines proprietary OEM data with NEXIQ's own in-house software, or OEM developed software, the vehicle's on-board systems can be thoroughly analyzed. Data captured and interpreted by these devices is presented to the service technician to facilitate the repair or adjustment of the vehicle.

NEXIQ's newest product, e-Technician, is an Internet-based, wireless telematics application that allows component manufacturers, OEM's and fleet managers to access and control their mobile assets from any location. e-Technician is capable of monitoring hundreds of data points on a vehicle's electronic data bus via the Internet. It provides remote monitoring of a vehicle's sensors and provides real-time analysis for compontent manufacturers, OEM's, fleet managers and leasing companies.

The Company believes that e-Technician will play an essential role in future vehicle service, maintenance and telematics services, bringing advanced business value to transport logistic operations across many industries. With e-Technician, companies will perform diagnostic services remotely, including the reprogramming of on-board computers to enter new configurations and calibration data. e-Technician will also link to other business applications, such as trip and maintenance scheduling applications, and to still other applications measuring vehicle and fleet profitability. e-Technician is scheduled for launch in May/June 2001. The Company has numerous demonstration units currently in field trials.

Customers

NEXIQ - Continuing Operations

For fiscal 2000, 1999 and 1998, a distributor of certain NEXIQ Technologies' products represented approximately 36%, 51% and 60%, respectively, of NEXIQ Technologies' net sales. Another customer represented approximately 16% of NEXIQ Technologies' net sales in fiscal 1999.

Company - Including Continuing and Discontinued Operations

For fiscal 2000 and 1999, one customer represented 10% or more of NEXIQ's net sales. for Fiscal 1998, no customer represented 10%
or more of NEXIQ's net sales.

Sales and Marketing

NEXIQ - Continuing Operations

The sale of vehicle diagnostic equipment and software is carried out by a group of 24 sales and marketing employees. NEXIQ Technologies' products are distributed through a number of traditional channels as well as through NEXIQ Technologies' own direct telemarketing operation. NEXIQ Technologies also sells its products through a number of independent distributors located in North America. NEXIQ Technologies' automotive products are sold through several independent warehouse distributors and through NEXIQ Technologies' direct sales catalog.
NEXIQ Technologies offers a full range of pre- and post-sales support. Pre-sales support is provided primarily by NEXIQ Technologies sales
engineers. Post-sales support is primarily provided  through   the
1-800 hot line. Together, these organizations ensure the successful application of NEXIQ Technologies' technology and the satisfaction of its clients.

Company - Including Continuing and Discontinued Operations

NEXIQ's marketing efforts are directed at identifying emerging markets for its products. NEXIQ's cooperative marketing efforts and design capabilities often result in long-term customer relationships and have contributed to a stable customer base. Further, such cooperative efforts enable NEXIQ to identify new product opportunities and participate in new product specifications as they are determined. Other marketing efforts include market research, lead generation, production and distribution of NEXIQ's product literature, trade shows and advertising.

Manufacturing and Raw Materials

Each of NEXIQ's businesses (both continuing and discontinued operations) manufactures nearly 100% of their products. NEXIQ businesses generally operate their manufacturing facilities one shift per day, five days per week. NEXIQ's businesses use many different raw materials in their manufacturing processes. However, none of NEXIQ's businesses are dependent on any one or several raw materials used in their manufacturing. NEXIQ's businesses have multiple sources for each raw material used in the manufacture of their products and are not dependent on any one or group of its vendors for their raw material purchases.

Backlog

NEXIQ manufactures its products against orders from customers. Backlog is comprised of orders for products that generally have scheduled shipment dates within 12 months. Some orders in NEXIQ's backlog may be canceled under certain conditions, although cancellation rarely occurs.

NEXIQ - Continuing Operations

As of September 24, 2000, NEXIQ Technologies had a backlog of approximately $800,000, compared with a total backlog of approximately $500,000 at September 26, 1999. Management believes that most of NEXIQ Technologies' backlog at September 24, 2000 will be shipped in the 12 months following that date. Because many of its contracts are performed within short time periods after receipt of an order, NEXIQ Technologies does not believe that the level of its backlog is a meaningful predictor of its future results.

Company - Including Continuing and Discontinued Operations

As of September 24, 2000, NEXIQ had a backlog of approximately $8.2 million, compared with a total backlog of approximately $20.3 million at September 26, 1999. Management believes that most of NEXIQ's backlog at September 24, 2000 will be shipped in the 12 months following that date. Because many of its contracts are performed within short time periods after receipt of an order, NEXIQ does not believe that the level of its backlog is a meaningful predictor of its future results.

Product Development

NEXIQ - Continuing Operations

In its 20-year history NEXIQ Technologies has established widespread recognition for new product innovation and has introduced a
number   of " first-to-market"  products  that  have  not   only
contributed significantly to sales but have also helped shape the
vehicle  diagnostic  and repair industry in  North  America.   In
addition, NEXIQ Technologies develops both hardware and software products
based on   existing  products  and  technologies  for  specific
customer needs. NEXIQ Technologies' new product development is focused on the development of its e-Technician vehicle diagnostic platform and Internet-based diagnostic service as well as its facility based tools. NEXIQ Technologies charged to operations approximately
$3.4 million, $2.1 million and $1.5 million for new product development in fiscal 2000, 1999 and 1998, respectively.
Expenditures on new product development represented approximately 25.6%, 16.9% and 10.4% of net revenues in fiscal 2000, 1999 and 1998, respectively.

Company - Including Continuing and Discontinued Operations

NEXIQ believes that its commitment to product development is a critical element of its strategy aimed at exploiting niche markets for each group's products. NEXIQ's product development activities are focused on the design of products identified by both its customers and its sales and marketing groups. A key element of NEXIQ's product development activities is the expansion of product offerings based on its existing technologies. NEXIQ charged to operations approximately $5.3 million, $7.7 million and $5.1 million for product development in fiscal 2000, 1999 and 1998, respectively. Expenditures on new product development represented approximately 11.3%, 8.4% and 5.4% of net revenues in fiscal 2000, 1999 and 1998, respectively.

Patents and Proprietary Information

NEXIQ (including continuing and discontinued operations) have a number of United States and foreign patents on certain products. NEXIQ's businesses also rely on trade secrets, in-house expertise and technological advancement to maintain their competitive positions.

NEXIQ does not believe patent protection to be significant to any of its current businesses. However, NEXIQ considers its patents to be a strong deterrent against unauthorized copying of its products and key product attributes. NEXIQ believes in vigorously protecting its rights under its patents.

Similarly, each of NEXIQ's businesses has certain registered trademarks, none of which is considered significant to current operations.

Competition

Although NEXIQ believes it is one of the leading manufacturers and distributors of certain of its products, the industries in which NEXIQ competes are highly competitive. NEXIQ competes with a relatively small number of full-line national manufacturers and a much larger number of regional manufacturers and manufacturers with limited product lines. NEXIQ believes that competition is largely based on, among other things, price, quality, breadth of product lines, distribution capabilities (including quick delivery times) and customer service. Certain of NEXIQ's competitors are larger and have greater financial, technical and marketing resources than the Company. In certain circumstances, due primarily to factors such as freight rates, quick delivery times and customer preference for local suppliers, certain manufacturers and suppliers may have a competitive advantage over NEXIQ in a given geographic region.

NEXIQ - Continuing Operations

Currently,  NEXIQ Technologies' diagnostic systems and related
software  are sold   primarily  to  the  transportation  industry.
The major competitive  factors  in  this market include  product features, portability, product knowledge and customer service.
NEXIQ Technologies has a number  of  competitors in certain segments of the transportation market. Management believes that NEXIQ Technologies
competes effectively  in these   markets  by  offering  innovative,  rugged
and  portable products and by providing excellent customer service.

At  the present time, management does not believe that there  are any products which are competitive with e-Technician telematics services (command and control applications). There can be no assurance, however, that products competitive with e- Technician are not in the process of development or will not be introduced in the future. However, management believes that NEXIQ Technologies has a number of key strengths that give it an  advantage  over companies  wishing  to introduce a product  competitive
with  e-Technician.   These strengths include access to and understanding
of    non-proprietary   and   proprietary   original    equipment
manufacturer data streams, an in-depth knowledge and expertise in on-board/off-board communication protocols, an in-depth knowledge and expertise in the diagnosis and reprogramming of electronic control units, and well-established links with other key players in the heavy-duty diagnostic industry which management believes will assist in the deployment and market penetration of e-Technician.

Competition - Discontinued Operations

Precision Solenoids

NEXIQ has several established competitors in the market for solenoids, some of which are larger and some of which are smaller than the discontinued Precision Solenoid operation.
NEXIQ believes that, in these markets, it competes favorably against its competitors by offering high-quality, dependable products, superior engineering expertise and innovative, custom-tailored solutions.

Precision Instruments

NEXIQ  has  several  established competitors in  the  market  for
avionics,  inertial sensors and digital and analog meters.   Some
of these competitors are larger and some are smaller than the discontinued Precision Instruments operation. NEXIQ believes that it competes favorably against its competitors in these markets by offering vertical integration, high-quality dependable products, superior engineering expertise and a high level of customer support.

Employees

NEXIQ - Continuing Operations

As of December 8, 2000 NEXIQ employed approximately 77 people, 15 of whom work in manufacturing, 23 of whom work in sales and
marketing,   29   of  whom  work  in  engineering   and   product
development and 10 of whom work in administration. None of the NEXIQ's employees are represented by a union, and management believes that NEXIQ's employee relations are good.

Company - Including Continuing and Discontinued Operations

As  of  December 8, 2000, NEXIQ employed approximately 84 people,
15   of   whom  work  in  manufacturing,  16  of  whom  work   in
administration, 29 of whom work in product development and 24 of whom work in sales and marketing. None of the Company's employees are represented by a union, and management believes that the Company's employee relations are good.

Item 2. Property
----------------
Properties

The Company leases approximately 22,000 square feet of modern manufacturing and engineering facilities in Sterling Heights, Michigan, to produce diagnostic tools. The Company leases approximately 4,600 square feet of office space in Manchester, New Hampshire, which houses its corporate offices. NEXIQ believes that its existing space is adequate for its current needs.

Regulatory Matters

The Company is subject to regulation under various and changing federal, state, local and foreign laws and regulations relating to the environment and to employee safety and health. These environmental laws and regulations govern the generation, storage, transportation, disposal and emission of various substances. Permits are required for operation of the Company's business and these permits are subject to renewal, modification and, in certain circumstances, revocation. The Company believes that it is in substantial compliance with such laws and permitting requirements. The Company is also subject to regulation under various and changing federal, state, local and foreign laws and regulations that allow regulatory authorities to compel (or seek reimbursement for) cleanup of environmental contamination at its own sites and at facilities where its waste is or has been disposed.

The Company expects to incur on going capital and operating costs to maintain compliance with currently applicable environmental laws and regulations. The Company does not expect such costs, in the aggregate, to be material to its financial condition, results of operations or liquidity.

Item 3. Legal Proceedings
-------------------------

The Company is not a party to any litigation that in management's opinion would have a material adverse effect upon the Company's financial position or results of operations.


Item 4. Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

Not applicable.

                             Part II

Item 5. Market for Registrant's Common Stock and Related
--------------------------------------------------------
Stockholder Matters
-------------------
The NEXIQ Technology, Inc.'s common stock is traded on the OTC Bulletin Board under the symbol NEXQ (formerly WPI Group, Inc.
OTCBB: WPIC.) Set forth below for each quarter of its last two fiscal years indicated is the high and low sale prices for the Company's common stock.

                             2000                     1999
Fiscal Quarter        High          Low         High        Low
----------------------------------------------------------------

First                 $3 1/2        $1 5/16     $7 7/8      $4
Second                 2 11/16       1 1/8       4 5/8       3 7/16
Third                  2 1/16        1           4 1/8       3
Fourth                 2 1/8         1 3/8       4 1/8       2 13/16


The number of shareholders of record on December 8, 2000 was approximately 2,400. No dividends have been paid on the common stock to date, and the Company does not expect to pay cash dividends in the foreseeable future. In addition, the Company is prohibited from paying cash dividends pursuant to the terms of its credit facility with its lenders.



Item 6. Selected Financial Data
-------------------------------
Financial  Highlights
Year Ended            September 24,   September 26,  September 27,   September 28,  September 29,
(in thousands,            2000            1999           1998            1997           1996
except per share      -------------   -------------  -------------   -------------   ------------
data)


Statement of
Income Data:
Net Sales             $      13,352   $      12,289   $     14,514   $     11,364    $     8,661

Gross Profit                  7,920           7,427          8,075          6,136          4,147


Operating income
(loss) from
continuing
operations                   (4,528)         (3,367)           (12)             4         (1,521)

Loss from
continuing
operations                   (8,978)         (3,975)          (165)           (48)          (908)

Income (loss) from
discontinued
operations, net of
income taxes                 (5,150)        (29,230)         2,651          1,164           3,429

Cumulative effect
of change in
accounting principle            -            (2,822)            -              -              -

Net income (loss)           (14,128)        (36,027)         2,486          1,116          2,521
                      =============   =============  =============   ============    ===========

Diluted income
(loss) per share:
Continuing
operations            $       (1.43)  $       (0.66) $       (0.03)  $      (0.01)   $     (0.15)
Discontinued
operations                    (0.82)          (4.83)          0.43           0.19           0.57
Accounting change               -             (0.47)           -               -              -
Net income (loss)     $       (2.25)   $      (5.96)          0.40           0.18           0.42
                      =============   =============   ============   ============    ===========
Adjusted Weighted
Average Shares                6,290           6,044          6,195          6,163          6,001

Balance Sheet
Data:
Working Capital
(deficit)             $     (13,854)  $     (11,837)  $     21,327   $      16,967   $    12,156
Total Assets                 13,058          64,557        110,123          78,501        50,675
Long-Term Debt                 -               -            62,639          42,000        18,650
Stockholders'
Equity (deficit)            (21,466)        (10,974)        25,243          21,813        20,549
                      =============   =============   ============   =============   ===========

Item 7. Management's Discussion and Analysis of Financial
---------------------------------------------------------
Condition and Results of Operations
-----------------------------------

RESULTS OF OPERATIONS

FISCAL 2000 COMPARED TO FISCAL 1999

Net  sales  increased 9.2% to $13.4 million in  2000  from  $12.3 million in 1999. The increase was primarily due to increase in sales by NEXIQ to its primary target markets.

Gross profit in 2000 increased 6.6% to $7.9 million from $7.4 million in 1999. As a percentage of sales, gross profit decreased to 59.3% from 60.7% in 1999. The increase in gross profit was the result of the increase in sales during 2000. The decrease in gross profit as a percentage of sales was due primarily to change in product mix.

Research and new product development expenses increased 65.3% to $3.4 million in 2000 from $2.1 million in 1999. As a percentage of sales, research and new product development expenses increased to 25.6% in 2000 from 16.9% in 1999. The increase was attributed to the continued development of E-Technician, a web-based remote diagnostic platform.

Selling, general and administration expenses decreased 12.5% to $7.2 million in 2000 compared to $8.2 million in 1999. As a percentage of sales, selling, general and administration expenses decreased to 53.9% from 67.2% in 1999. The changes in selling, general and administration expenses in 2000 are primarily
attributed   to  a  reduction  in  executive  and  administrative
personnel.

During fiscal 2000 and 1999, the Company entered into various severance agreements with certain former executives. In connection with the agreements, the Company recorded a restructuring charge of $1.8 million and $510,000 in 2000 and 1999, respectfully, consisting primarily of the continuation of payroll and benefits payments subsequent to termination.

The Company's operating loss in 2000 of $4.5 million compared to $3.4 million in 1999. The increase in the Company's operating loss was due to the increase in research and new product development costs, and the restructuring and non-recurring costs discussed above.

Other income (expense) was ($4.4) million compared to ($608,000) in 1999. The increase was due primarily to higher interest expense and $1.1 million of fees incurred in connection with the execution of a forbearance agreement related to the Company's bank debt.

The Company recognized a loss on disposal of discontinued operations of ($5.2) million in 2000. The loss was primarily attributable to a higher than anticipated loss on the sales of its rugged handheld computer and terminal businesses and subsequent sale of its instruments and solenoid businesses.


FISCAL 1999 COMPARED TO FISCAL 1998

Net  sales  decreased 15.7% to $12.3 million in 1999  from  $14.5 million in 1998. The decrease was primarily due to decrease in sales by NEXIQ Technologies to its principal distributor. During 1999, sales to the primary distributor decreased from $8.8 million in 1998 to $6.3 million in 1999.

Gross profit in 1999 decreased 8.0% to $7.4 million from $8.1 million in 1998. As a percentage of sales, gross profit increased to 60.7% from 55.6% in 1998. The decline in gross profit was the result of the decrease in sales during 1999. The increase in gross profit as a percentage of sales was due primarily to change in product mix.

Research and new product development expenses increased 37.3% to $2.1 million in 1999 from $1.5 million in 1998. As a percentage of sales, research and new product development expenses increased to 16.9% in 1999 from 10.4% in 1998. The increase was due in part to the change in the Company's accounting method for deferred product enhancement costs.

Selling,  general and administration expenses increased 24.9%  to
$8.2  million  in 1999 compared to $6.6 million in  1998.   As  a
percentage of sales, selling, general and administration expenses increased to 67.2% from 45.3% in 1998. The increase in selling, general and administration expenses was due primarily to increases in corporate expenses.

The Company's operating loss in 1999 of $3.4 million compared to $12,000 in 1998. The increase in the Company's operating loss was due primarily to lower sales and high operating expenses as discussed above.

Other income (expense) increased to ($0.6 million) in 1999 from ($0.2 million) in 1998. The increase was due primarily to an increase in interest expense on debt.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 24, 2000, the Company had a working capital deficit of $13.9 million compared to $11.8 million as of September 26, 1999. Net cash provided by (used in) operations was ($1.3 million) in 2000 compared to $1.8 million in 1999.

As of September 24, 2000, the Company had no material commitments for capital expenditures.

On July 31, 2000, the Company entered into a Convertible Note Agreement with Sunrise Capital Partners, L.P., a private investment fund ("Sunrise") and certain other participants, which include certain members of the Company's management and certain members of the Allard-Nazarian Group. The Convertible Note Agreement provides for a series of investment transactions: the Term A Financing, Term B Financing and the Term C Financing as follows:

        Term A Financing

        On July 31, 2000, the Company completed the Term A Financing.
        Under the Term A Financing, the Company issued the following securities in exchange for $12,570,000 and notes with outstanding principal of $1,546,000 ($1,500,000 of carrying value) in cash received from Sunrise and certain members of management:
        -       1,834,000 shares of common stock. The fair value of the
                common stock issued was approximately $2,751,000.
        -       Warrants to purchase 1,613,000 shares of common stock at
                $1.75, exercisable at any time at the option of the holder. The warrants expire five years from the date of issuance. The fair value of the warrants was approximately $871,000.
        -       $14,117,000 principal value of Term A Convertible Notes.
                The Term A Convertible Notes, which mature in three years, bear interest at an annual rate of 10.75%, payable in cash or in additional notes at the option of the Company.
                The Term A Convertible Notes are convertible at the option of the holder or the Company, under certain conditions, at $1.75 per share.

        Term B Financing

        In November 2000, the Company completed the Term B Financing under the Convertible Note Agreement discussed in Note 4. Under the terms of the Term B Financing, the Company received $5,000,000 in cash in exchange for the following securities:
        - Warrants to purchase 571,000 shaers of common stock at $1.75, exercisable at any time at the option of the holder. The warrants expire in five years. The fair value of the warrants was approximately $309,000.
        - $5,000,000 principal value of Term B Convertible Notes. The Term B Convertible Notes, which mature on July 31, 2003, bear interest at an annual rate of 10.75% payable in cash or in additional notes at the option of the Company. The Term B Convertible Notes are convertible at the option of the holder or the Company, under certain conditions at $1.75 per share.

        Term C Financing

        Through January 31, 2001, Sunrise has the option to participate in up to $5,000,000 in additional financing which would include Term C Convertible Notes (with terms identical to the Term B Convertible Notes) and additional warrants to purchase shares of common stock totaling 20% of the number of shares of common stock issuable upon conversion of the Term C Convertible Notes.

On August 9, 2000, the Company amended its credit facility agreement with a syndication of banks. The terms of the modified agreement provide a $6,500,000 revolving line of credit and term notes which expire on July 31, 2001. As of September 24, 2000, there were $18,276,000 of borrowings outstanding under the agreement, consisting of $1,143,000 under the line of credit and $17,133,000 of term notes. Interest on all borrowings is payable monthly at prime (9.5% at September 24, 2000) plus 1.25% through December 31, 2000 and prime plus 1.75% thereafter.

The Company intends to utilize the proceeds from the financing transactions under the Convertible Note Agreement to fund operations and repay a portion of the amounts outstanding under the credit facility. The Company anticipates the need to either amend the existing credit facility or obtain additional financing to repay the remaining amounts outstanding under the credit facility when it expires in July 2001.

There can be no assurance that the Company will be successful in obtaining additional financing or amending the credit facility. If the Company is unsuccessful, the cash from operations and the financing transactions under the Convertible Note Agreement may not be sufficient to cover the short-term or long-term liquidity requirements.

INFLATION

The Company does not believe that inflation has had a significant impact on its results of operations in the last three years.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO NEXIQ Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of NEXIQ Technologies, Inc. (formerly WPI Group, Inc.) (a New Hampshire corporation) and subsidiaries as of September 24, 2000 and September 26, 1999 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended September 24, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material
misstatement.   An  audit includes examining, on  a  test  basis,
evidence  supporting the amounts and disclosures in the financial
statements.   An  audit  also includes assessing  the  accounting
principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NEXIQ Technologies, Inc. and subsidiaries as of September 24, 2000 and September 26, 1999 and the results of their operations and their cash flows for each of the three years in the period ended September 24, 2000 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a significant working capital deficit and the current bank debt agreement expires July 31, 2001, which unless extended or otherwise modified, raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Arthur Andersen LLP

Boston, Massachusetts
December 18, 2000





            NEXIQ TECHNOLOGIES, INC AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

September 24, 2000 and September 26, 1999           2000             1999
-----------------------------------------------------------------------------

ASSETS

Current Assets
 Cash and cash equivalents                     $      102,156   $   1,086,708
 Accounts receivable - net of allowance
 for doubtful accounts
  of $300,000 and $171,000 in 2000
 and 1999, respectively                             1,206,472       2,027,808
 Inventories                                          441,151         461,893
 Prepaid expenses and other current
 assets                                               258,780         339,685
 Refundable income taxes                              105,551         220,205
 Prepaid income taxes                                  97,425       2,655,419
 Net assets of discontinued operations              6,391,000      54,200,000
-------------------------------------------------------------------------------
    Total current assets                            8,602,535      60,991,718
===============================================================================
Property, Plant and Equipment, at cost,
less accumulated depreciation                         889,991       1,668,473

Other Assets                                        3,565,037       1,896,868
-------------------------------------------------------------------------------
                                               $   13,057,563   $  64,557,059
===============================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
 Notes payable                                 $   18,276,246   $  69,155,487
 Accounts payable                                   1,391,700       1,499,103
 Accrued expenses                                   2,788,878       2,173,763
 -------------------------------------------------------------------------------
    Total current liabilities                      22,456,824      72,828,353
-------------------------------------------------------------------------------

Convertible Notes Payable                          10,978,369           -
-------------------------------------------------------------------------------

Other Long-Term Liability                             944,238           -
-------------------------------------------------------------------------------
Deferred Income Taxes                                 144,537       2,702,987
-------------------------------------------------------------------------------
Commitments

Stockholders' Equity (Deficit)

 Common stock, $.01 par value;
  authorized 20,000,000 shares;
  Issued and outstanding 7,891,963
    and 6,050,398 shares in 2000 and
  1999, respectively                                   78,920          60,504
 Additional paid-in capital                        18,191,200      14,574,134
 Accumulated deficit                              (39,736,525)    (25,608,919)
-------------------------------------------------------------------------------
       Total stockholders' equity
         (deficit)                                (21,466,405)    (10,974,281)
-----------------------------------------------------------------------------

                                               $  13,057,563    $  64,557,059
===============================================================================

     See notes to consolidated financial statements.

            NEXIQ TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended September 24, 2000, September 26, 1999
----------------------------------------------------------
and September 27, 1998
----------------------
                                       2000            1999          1998
-------------------------------------------------------------------------------
Continuing operations:
Net Sales                          $  13,351,876   $  12,228,976   $ 14,513,904
Cost of Sales                          5,431,631       4,801,990      6,438,888
-------------------------------------------------------------------------------
Gross Profit                           7,920,245       7,426,986      8,075,016
-------------------------------------------------------------------------------
Operating Expenses:
 Research and development              3,416,930       2,067,352      1,506,001
 Selling, general and
administration                         7,191,489       8,216,789      6,581,082
    Restructuring costs                1,840,000         510,000          -
-------------------------------------------------------------------------------

  Total operating expenses            12,448,419      10,794,141      8,087,083
-------------------------------------------------------------------------------

Operating Loss                        (4,528,174)     (3,367,155)       (12,067)


Other Income (Expense):
 Interest expense                     (3,351,370)       (620,213)      (234,896)
 Bank forbearance fees and
 expense                              (1,099,500)           -             -
 Other income                              1,438          12,373            595
-------------------------------------------------------------------------------
Loss before provision (benefit)
for income taxes                      (8,977,606)  $  (3,974,995)      (246,368)
Benefit for
income taxes                                -               -           (81,090)

Loss from continuing
operations                         $  (8,977,606)  $   (3,974,995) $   (165,278)

Discontinued Operations:
  Income (loss) from
  discontinued operations
   (net of applicable income
   taxes of $1,306,000 in 1998)             -          (8,849,821)     2,651,760

  Estimated loss from
   disposal of discontinued
   operations (including applicable
   income taxes of $180,000 in
   2000)                              (5,150,000)      (20,380,000)         -
--------------------------------------------------------------------------------
     Income (loss) from
       discontinued operations        (5,150,000)     (29,229,821)    2,651,760
--------------------------------------------------------------------------------
Income (loss) before
   cumulative effect of
   change in accounting
   principle                         (14,127,606)     (33,204,816)    2,486,482
Cumulative effect of change
in accounting
principle, net of applicable
income tax benefit of $1,000,000            -          (2,822,147)         -
--------------------------------------------------------------------------------
Net
Income (Loss)                      $ (14,127,606)  $  (36,026,293) $  2,486,482
================================================================================
Earnings (Loss) Per Share -
Continuing Operations (see
Note 2)                            $       (1.43)  $        (0.66) $      (0.03)
================================================================================
Net income (loss) per
share (See Note 2)                 $       (2.25)  $        (5.96) $       0.40
================================================================================

See notes to consolidated financial statements.




            NEXIQ TECHNOLOGIES, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

For the years ended September 24, 2000, September 26, 1999 and September 27,
----------------------------------------------------------------------------
1998
----


                                                           Retained       Foreign
                       Common Stock        Additional      Earnings       Currency
                       $.01 Par Value        Paid-in     (Accumulated     Translation                  Comprehensive
--------------------------------------------------------------------------------------------------------------------
                       Shares     Amount      Capital       Deficit)       Adjustment         Total       Income
--------------------------------------------------------------------------------------------------------------------
Balance
 September 28, 1997    5,996,737  $59,967    $13,992,540   $ 7,931,562     $  (171,214)     $ 21,812,855  $       -


Employee stock             7,582       76         50,226          -               -               50,302          -
purchase plan
Stock bonus plan           3,135       31         25,744          -               -               25,775          -
Exercise of stock         20,750      208         79,261          -               -               79,469          -
options
Income tax benefit
from stock options
exercised                   -          -          22,000          -               -               22,000          -
Foreign currency
translation                 -          -            -             -            765,627           765,627        765,627
Net income                  -          -            -        2,486,482            -            2,486,482      2,486,482
-----------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                                      $   3,252,109
                                                                                                          -------------
Balance
 September 27, 1998    6,028,204   $60,282   $14,169,771   $ 10,418,044    $   594,413      $ 25,242,510  $       -

Employee stock             6,803        68        27,317          -               -               27,385          -
purchase plan
Stock bonus plan           2,225        22         9,990          -               -               10,012          -
Exercise of stock         13,166       132        28,388          -               -               28,520          -
options
Non-employee
compensation stock
options and warrants        -           -        337,768          -               -              337,768          -
Income tax benefit
from stock options
exercised                   -           -            900          -               -                  900          -
Foreign currency
translation                 -           -           -             -           (594,413)         (594,413)      (594,413)
Net (loss)                  -           -           -       (36,026,963)          -          (36,026,963)   (36,026,963)
-----------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                                      $ (36,621,376)
                                                                                                          -------------
Balance
 September 26, 1999    6,050,398   $60,504   $14,574,134   $(25,608,919)   $      -         $(10,974,281) $       -

Sale of
Common stock           1,833,905    18,339     2,732,518          -               -            2,750,857          -
Sale of warrants
to purchase common
stock                       -           -        871,212          -               -              871,212          -
Employee stock             7,485        75        12,911          -               -               12,986          -
purchase plan
Stock bonus plan             175         2           425          -               -                  427          -
Net (loss)                  -           -           -       (14,127,606)          -          (14,127,606)   (14,127,606)
------------------------------------------------------------------------------------------------------------------------
Comprehensive loss                                                                                         $(14,127,606)
                                                                                                           -------------
Balance
 September 24, 2000    7,891,963   $78,920   $18,191,200   $(39,736,525)   $      -         $(21,466,405)
=========================================================================================================================

See notes to consolidated financial statements.

            NEXIQ TECHNOLOGIES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended September 24, 2000, September 26, 1999 and
--------------------------------------------------------------
September 27, 1998
-------------------
                                                     2000          1999           1998
-----------------------------------------------------------------------------------------------

Cash Flows From Operating Activities
 Net Income (loss)                                 $(14,127,606)   $(36,026,963)  $   2,486,482
-----------------------------------------------------------------------------------------------
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Depreciation and amortization                       2,142,058       5,352,969       5,424,802
  Loss from disposal of discontinued
  operations                                          5,150,000      20,380,000            -
  Cumulative effect of change in
  accounting principle                                    -           2,822,147            -
  Write-off of software development costs                 -               -           1,312,283
  Write-off of property and equipment                     -             523,531            -
  Non-cash interest expense                               -           1,221,371            -
  Deferred income taxes                                   -             236,052      (1,173,110)
  Non-cash compensation and expenses                      -              46,000          25,775
 Changes in current assets and
 liabilities, net of effects of
 acquisitions:
  Accounts receivable                                 6,114,729       3,525,293      (5,982,700)
  Inventories                                           (81,436)     (3,149,380)        825,685
  Other current assets                                  104,530         577,773         940,689
  Accounts payable                                   (2,131,219)      6,054,951          66,926
  Accrued expenses                                    1,289,144         824,623         632,823
  Accrued income taxes                                  210,596        (616,223)      1,016,789
-----------------------------------------------------------------------------------------------
     Total adjustments                               12,798,402      37,799,107       3,089,962
-----------------------------------------------------------------------------------------------

     Net cash provided by (used in)                  (1,329,204)      1,772,144       5,576,444
     operating activities
-----------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
 Proceeds from sale of discontinued
 businesses                                          39,198,151            -               -
 Additions to property, plant and                      (587,928)     (2,934,982)     (1,934,052)
 equipment
 Proceeds from sales of property,                          -               -          1,462,894
 plant and equipment
 Additions to other assets                                 -            (67,000)     (2,611,857)
 Acquisitions, net of cash acquired                        -               -        (23,495,000)
 Payments of accrued acquisition                       (151,945)       (720,140)       (362,152)
 costs
-----------------------------------------------------------------------------------------------
     Net cash provided by (used in)                  38,458,278     (3,722,122)    (26,940,167)
     investing activities
-----------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
 Proceeds from debt, net of
 debt issuance costs                                  7,536,663      3,266,523      62,893,343
 Payments of debt                                   (49,285,771)      (465,748)    (42,270,664)
 Issuance of common stock                             2,764,270         37,397          50,302
 Sale of warrants to purchase
 common stock                                           871,212           -               -
 Proceeds from exercise of stock                           -            28,520          79,469
 options
 Tax benefit on exercise of non-                           -               900          22,000
 statutory options
----------------------------------------------------------------------------------------------
     Net cash provided by (used in)                 (38,113,626)     2,867,592      20,774,450
     financing activities
----------------------------------------------------------------------------------------------
Effect of Foreign Currency
Translation on Cash                                        -             9,576          69,992
----------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and                    (984,552)       927,190        (519,281)
Cash Equivalents
Cash and Cash Equivalents, Beginning                  1,086,708        159,518         678,799
of Year
----------------------------------------------------------------------------------------------
Cash and Cash Equivalents, End of                 $     102,156    $ 1,086,708    $    159,518
Year
==============================================================================================
Supplemental Disclosure of Cash Flow
Information
 Income taxes paid (refunded)                     $    (114,198)   $   340,558    $     68,839
 Interest paid                                        7,338,975      5,831,090       3,599,679
----------------------------------------------------------------------------------------------
Supplemental Disclosure of Non-Cash
Investing Activities

 Summary of entities acquired:
 Fair value of assets acquired                     $       -       $      -       $ 28,478,663
 Cash paid                                                 -              -        (23,495,000)
----------------------------------------------------------------------------------------------

 Liabilities assumed                               $       -       $      -       $  4,983,663
==============================================================================================

See notes to consolidated financial statements.

1.  Business and Discontinued Operations
----------------------------------------
Business  -  Presently, NEXIQ Technologies,  Inc.  (formerly  WPI
Group,  Inc.)  (the "Company") through its subsidiary  WPI  Micro
Processor Systems, Inc. (d/b/a "NEXIQ Technologies") designs, manufactures and markets diagnostic hardware and software for heavy-duty vehiclesand is developing new capabilities for wireless telematics services for the transportation and logistics market.

Prior to 2000, the Company operated through two segments, the Industrial Technology Group (consisting of WPI Electronics, WPI Power Systems, WPI Instruments and WPI Magnetec) and the Information Solutions Group (consisting of WPI Oyster Termiflex/MicroPalm, WPI DecisionKey, WPI Husky Technology and NEXIQ Technologies (formerly WPI Micro Processor Systems, Inc.) The Industrial Technology Group segment provides highly engineered electrical and electronic equipment, electromechanical devices and precision electromechanical instruments. The Information Solutions Group segment is a provider of rugged handheld computers and terminals, as well as vehicle diagnostic systems.

Discontinued  Operations - During its fiscal 1999,  the
Company adopted and implemented a restructuring plan intended to focus on its NEXIQ Techologies business unit. In connection therewith the Company decided to divest itself of its Industrial Technology Group segment and a substantial portion of its Information Solutions Group.
As a result of this decision, the following transactions were completed:

        1.      In December 1999,the  Company sold  its  industrial
                power  conversion systems and electronic ballast
                businesses (WPI Power Systems and  WPI  Electronics) to
                a private group of  investors  for approximately  $9.3
                million in cash. In  November  2000,   the   Company
                completed   the  sale  of  its  instruments   and   solenoid
                businesses (WPI Instruments and WPI Magnetec) to private group of investors for approximately $6.1 million in cash and a $1 million promissory note. See Note 12.

        2. During fiscal 2000, the Company completed the sale of its rugged handheld computer and terminal business units (WPI Husky Technology and WPI Oyster Termiflex/MicroPalm) in various transactions for approximately $35.1 million plus the assumption of certain liabilities. Also during its fiscal 1999, the Company decided to terminate the software development operations of its expert systems business (WPI DecisionKey).

As  a  result  of  these  actions, the  Company's  remaining  and continuing  operations  consist  solely  of  NEXIQ Technologies.
All   other businesses  are  presented  as  discontinued  operations in the statements of operations in accordance with Accounting Principles Board ("APB") Opinion No. 30. Accordingly, the sales, costs and expenses of these discontinued operations have been excluded from the respective captions in the consolidated statements of operations in all years presented and have been reported as income (loss) from discontinued operations, net of applicable income taxes.

The   net  assets  of  the  discontinued  operations  have   been
classified as such on the accompanying balance sheet as of September 24, 2000 and September 26, 1999 as discontinued operations.

In  fiscal  1999,  the  Company recorded  an  estimated  loss  on
disposal  of  discontinued  operations  of  approximately   $20.4
million which includes an estimated loss on the sale of its Industrial Technology Group and its rugged handheld computer and terminal business operations and estimated loss on future results of operations through the estimated date of disposal, including allocated interest expense. In fiscal 2000, the Company recorded an additional loss of $5.2 million as result of higher than anticipated losses on the sale of its business units, higher than anticipated operating losses from discontinued operations prior to their sale and allocated interest expense. The Company allocated approximately $3.0 million of interest expense to discontinued operations in 2000.


A summary of the operating results of the discontinued business is as follows:
                             1999           1998
                          ------------   -----------

  Sales                   $79,779,825    $80,382,052
  Costs and                80,846,942     72,945,412
  operating expenses     ------------    -----------

  Operating income
  (loss) from
  discontinued
  operations               (1,067,117)     7,436,640
  Interest expense
  allocation
  (based on relative
  net assets) and
  other income
  expense                  (7,782,704)    (3,478,790)
                          -----------    -----------
  Income (loss) from
  discontinued
  operations
  before income
  taxes                    (8,849,821)      3,957,850
  Provision for                  -          1,306,090
  income taxes            -----------     -----------

  Income (loss) from
  discontinued
  operations             $ (8,849,821)    $ 2,651,760
                         ============     ===========

Going Concern - As described in Note 4, the Company's current bank credit facility expires July 31, 2001. The Company's continuation as a going concern is dependent upon its ability to comply with terms of its debt agreements and to obtain additional financing or refinancing as may be required. The Company can make no assurances that it will be successful in these efforts.

If the Company is unsuccessful it would be unable to meet its remaining short-term liquidity requirements, including debt service, normal working capital and other cash requirements, which would have a material adverse effect on the Company's on-going operations and would adversely affect the solvency of the Company.

These factors among others may raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

2. Summary of Significant Accounting Policies
---------------------------------------------
Basis  of  Consolidation - The consolidated financial  statements include  the  accounts  of  the  Company  and  its  wholly  owned
subsidiaries.    All   significant  intercompany   balances   and
transactions have been eliminated.

Fiscal Year-end - The Company operates on a 52- to 53- week fiscal year ending on the last Sunday in September.

Revenue Recognition - Sales are recorded when products are shipped or when services are performed. The Company provides for estimated warranty costs at the time of shipment. Arrangements to deliver software or software systems that require significant production, modification or customization are accounted for on a percentage- of- completion basis. Revenue is recognized in the proportion that the cost of milestones achieved bear to the total estimated costs of the project at completion. Losses, if any, are provided for in the period in which the loss is determined.

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

Inventories  -  Inventories  are stated  at  the  lower  of  cost
(principally first-in, first-out method) or market and include materials, labor and manufacturing overhead.

     Inventories consist of:

                                 2000          1999
                               ----------   ----------
          Raw materials        $  281,199   $  315,071
          Work-in-process          40,422       27,340
          Finished goods          119,530      119,482
                               ==========   ==========
                               $  441,151   $  461,893


Property, Plant and Equipment - Property, plant and equipment are recorded at cost. Expenditures for maintenance, repairs and renewals are charged to expense as incurred whereas major betterments are capitalized as additions to property, plant and equipment. The provision for depreciation and amortization has been calculated using the straight-line method over the assets' estimated useful lives.

The components of property, plant and equipment and their estimated useful lives are as follows:

                             Useful Life        2000        1999
                             ------------     ---------   ----------

          Leasehold            3 - 7         $  128,994   $  308,700
          improvements
          Machinery and
          equipment              7              106,847      106,847
          Tooling and dies       5              173,356      173,356
          Office equipment     5 - 7          1,354,438    2,144,605
                                             ----------   ----------
                                              1,763,635    2,733,508

          Less:  accumulated                   (873,644)  (1,065,035)
          depreciation                       -----------  ----------
                                             $  889,991   $1,668,473
                                             ==========   ==========
Goodwill and Other Intangibles - The excess of the purchase price over the fair value of net assets acquired in an acquisition is included in other assets in the accompanying consolidated balance sheets and is being amortized over 15 years on a straight-line
basis.   The  Company  periodically evaluates  the  existence  of
goodwill impairment on the basis of whether the goodwill is fully recoverable from projected undiscounted net cash flows of the related business unit. Goodwill and other intangibles (net of
accumulated   amortization)  was  approximately  $1,700,972   and
$1,871,372   at   the   end  of  2000  and  1999,   respectively.
Amortization  included  in  continuing  operations  amounted   to
approximately $170,000 in 2000, 1999 and 1998.

Change in Accounting Principle - Deferred Product Enhancement Costs - Deferred product enhancement costs represent incremental direct costs specifically identified with the adaptation and enhancement of existing commercial products to meet the needs of specifically identified customers or markets. Such costs were amortized on a straight-line basis over the estimated economic useful lives of the related products which did not exceed five years. As of September 28, 1998, in accordance with Statement of Position 98-5, "Reporting on the Cost of Start-up Activities," the Company changed its method of accounting for deferred product
enhancement  costs  to expense these costs  as  incurred.   As  a
result, the Company recognized a cumulative affect of a change in accounting principle of $2,822,000, net of income tax benefit of $1,000,000.

Long-Lived Assets - In accordance with Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of," the Company evaluates the recoverability of its carrying value of the Company's long-lived assets and certain intangible assets based on estimated undiscounted cash flows to be generated from each of such assets compared to the original estimates used in measuring the assets. To the extent impairment is identified, the Company reduces the carrying value of such impaired assets.

Income Taxes - In accordance with SFAS No. 109, "Accounting for Income Taxes," the Company recognizes deferred income taxes based on the expected future tax consequences of differences between the financial statement basis and tax basis of assets and liabilities calculated using enacted tax rates in effect for the year in which the differences are expected to reverse.

Earnings Per Share - The Company calculates basic earnings per share and, if applicable, fully diluted earnings per share in accordance with SFAS No. 128, "Earnings Per Share." Options to purchase approximately 891,000 shares, 837,000 shares and 144,000 shares of common stock were outstanding during 2000, 1999 and 1998, respectively, but were not included in the computation of diluted earnings per share because the exercise price was greater
than   the  average  market  price  of  the  common  shares  and, therefore, the effect would be anti-dilutive.

The computations of basic and diluted earnings (loss) per common share for 2000, 1999 and 1998 is as follows:

                                     2000        1999            1998
                                 ------------  ----------    ------------
   Earnings  (loss)  per
   share - basic
     Continuing operations       $      (1.43) $    (0.66)   $      (0.03)
     Discontinued operations            (0.82)      (4.83)           0.44
     Effect of
     accounting change                     -        (0.47)             -
                                 ------------  ----------    ------------
     Net income (loss)           $      (2.25) $    (5.96)   $       0.41
                                 ------------  ----------    ------------
Earnings  (loss)  per
   share - diluted
     Continuing operations       $      (1.43) $    (0.66)   $      (0.03)
     Discontinued operations            (0.82)      (4.83)           0.43
     Effect of
     accounting change                     -        (0.47)             -
                                 ------------  ----------    ------------
     Net income (loss)           $      (2.25) $    (5.96)   $       0.40
                                 ------------  ----------    ------------
   Weighted average
   common shares                    6,290,290   6,043,634       6,015,192
   Effective of dilutive                   -           -          179,574
   options                       ------------   ---------    ------------

   Adjusted weighted
   average common shares            6,290,290   6,043,634       6,194,766
                                 =============  =========    ============


Foreign Currency Translation - Prior to September 24, 2000, assets and liabilities of the Company's foreign operations were translated at year-end exchange rates. Net sales and expenses were translated at the average rates prevailing during the year. Balance sheet translation gains and losses are reflected as a separate component of stockholders' equity. The foreign currency translation as of September 26, 1999 has been included in the net assets of discontinued operations. Foreign currency gains and losses arising from transactions are reflected in net income
(loss).

During 1999 and 1998, the Company recognized net foreign exchange gains (losses) of approximately $33,000 and ($247,000), primarily resulting from intercompany transactions with foreign subsidiaries. The foreign exchange gains (losses) have been recorded in the consolidated statements of operations in discontinued operations.

Recent Accounting Pronouncements - In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, the accounting treatment of changes in fair value is based on the nature of the hedge. SFAS No. 133 is effective for the Company's fiscal year ending September 2001. The Company is currently evaluating the impact of SFAS No. 133 on its consolidated financial statements and related disclosures.

Reclassifications - Certain prior-year amounts have been reclassified to conform with current-year presentation.

3.  Other Assets
----------------

   Other assets consist of:

                                          2000            1999
                                   ----------------   --------------
       Goodwill and other
       intangibles                 $      2,552,215   $    2,552,215
       Debt issuance costs                1,973,605            -
       Security deposits                     31,217           25,496
                                   ----------------   --------------
                                          4,557,037        2,577,711
       Less: accumulated                   (992,000)        (680,843)
       amortization                ----------------   --------------
                                   $      3,565,037   $    1,896,868
                                   ----------------   --------------


4.  Notes Payable and Long-Term Debt
-------------------------------------

Notes payable and long-term debt consist of the following as of September 24, 2000 and September 26, 1999:

                                          2000              1999
                                      --------------    --------------
Notes Payable - current:
Notes Payable to bank                 $   18,276,246    $   67,356,366
ANG Note agreements                            -             1,599,121
Other notes payable                            -               200,000
                                      --------------    --------------
Total Notes Payable current           $   18,276,246    $   69,155,487
                                      ==============    ==============

Long-term debt:
Convertible Notes Payable                 10,978,369             -
                                      --------------     -------------
Total Notes Payable and               $   29,254,615     $  69,155,487
long-term debt                        ==============     =============

Notes Payable to Bank

On August 9, 2000, the Company amended its credit facility agreement with a syndication of banks. The terms of the modified agreement provide a $6,500,000 revolving line of credit and term notes which expire on July 31, 2001. As of September 24, 2000, borrowings under the agreement totaled $18,276,000, consisting of $1,143,000 under the revolving line of credit and $17,133,000 of term notes. Interest on all borrowings is payable monthly at prime (9.5% at September 24,2000) plus 1.25% through December 31, 2000 and prime plus 1.75% thereafter.

In connection with the amendment, the Company paid an amendment fee totaling $280,000 payable as follows: $50,000 on September 30, 2000; $60,000 on
December 24, 2000; $70,000 on April 30, 2001, and $100,000 on July 31, 2001.
A portion of the amendment fee is subject to waiver if the outstanding balance of the term notes is less than $16,000,000 at September 30, 2000 and $7,000,000 thereafter, or if all borrowings under the credit facility have been paid in full prior to July 31, 2001.

In addition, the amendment provides for the potential waiver of accrued default interest as of September 24, 2000 (approximately $253,000) as follows:
        - 50% upon receipt of proceeds from the issuance of Term B Convertible Notes, which was completed in November 2000
                (See Note 12)
        - 50% if all borrowings under the credit facility have been paid in full prior to July 31, 2001

Convertible Note Agreement

On July 31, 2000, the Company entered into a Convertible Note Agreement with Sunrise Capital Partners, L.P., a private investment fund ("Sunrise") and certain other participants, which included certain members of the Company's management and certain members of the Allard-Nazarian Group, Inc. The Convertible Note Agreement provides for a series of investment transactions: the Term A Financing, Term B Financing and the Term C Financing, as follows:

Term A Financing

On July 31, 2000, the Company completed the Term A Financing.
Under the Term A Financing, the Company issued the following securities in exchange for $12,570,000 and notes outstanding principal of $1,546,000 ($1,500,000 of carrying value) in cash received from Sunrise and the other participants:

        - 1,833,905 shares of common stock. The fair value of the common stock issued was approximately $2,751,000.
        - Warrants to purchase 1,613,355 shares of common stock at $1.75, exercisable at any time at the option of the holder. The warrants expire five years from the date of issuance. The fair value of the warrants was approximately $871,000.
        - $14,116,875 principal value of Term A Convertible Notes. The Term A Convertible Notes, which mature in three years, bear interest at an annual rate of 10.75%, payable in cash or in additional notes at the option of the Company. The Term A Convertible Notes are convertible at the option of the holder or the Company, under certain conditions, at $1.75 per share. The value assigned to the notes at the date of issuance was $10,448,000, net of a discount of $3,669,000.

In connection with the Term A Financing, the Company paid approximately $1,693,000 consisting of closing costs of $282,000 (paid in additional Term A Notes) and other professional fees.

The discounted carrying amount of the Term A Convertible Notes as of September 24, 2000 was $10,978,000.


        Term B Financing

        Under the terms of the Convertible Note Agreement, Sunrise is committed to participate in the Term B Financing, subject to the Company satisfying certain conditions detailed in the Convertible Note Agreement, within 120 days of the Term A Financing. The Company completed the Term B Financing in November 2000. See Note 12 for discussion of the Term B Financing.

        Term C Financing

        Through January 31, 2001, Sunrise has the option to participate in up to $5,000,000 of additional financing, which would include Term C Convertible Notes (with identical terms as the Term B Convertible Notes) and additional warrants to purchase shares of common stock totaling 20% of the number of shares of common stock issuable upon conversion of the Term C Convertible Notes.

ANG Note Agreements

On August 3, 1998, the Company issued $2,750,000 in promissory notes (the "ANG Notes") to certian members of the Allard-Nazarian Group (the "ANG Noteholders") in connection with the acquisition of certain assets and technology of ANG Instruments. The notes were recorded at an 8.25% discount rate that represented a net present value of $2,353,533.

In connection with the Convertible Note Agreement discussed above, the ANG Noteholders exchanged all of the outstanding ANG Notes ($1,546,000 of principal with a carrying value of approximately $1,500,000).


5.  Accrued Expenses

  Accrued expenses consist of:

                                           2000               1999
                                       --------------   ---------------
       Interest                        $      587,403   $     1,446,893
       Payroll and related
       amounts                                469,599           258,374
       Bank Fees and debt issue
       costs                                  620,000              -
       Deferred gain from swap
       termination                            437,367              -
       Severance costs                        305,200           148,269
       Other taxes                            159,000              -
       Warranty                               120,000           120,000
       Acquisition related                       -              151,945
       Other                                  249,309            48,282
                                       --------------   ---------------
                                       $    2,788,878   $     2,173,763
                                       ==============   ===============

6. Income Taxes
----------------
The components of federal and state income taxes provisions are as follows:

                                        2000          1999           1998
                                    ------------  ------------  --------------

      Current
        Federal                     $    -        $      -      $       (78,000)
        State                            -               -               (3,000)
                                    ------------  ------------  ---------------
                                         -               -              (81,000)
                                    ------------  ------------  ---------------

       Deferred
        Federal                          -               -                 -
        State                            -               -                 -
                                    ------------  ------------  ---------------
                                    $    -        $      -      $       (81,000)
                                    ============  ============  ===============

A reconciliation for continuing operations of income taxes at the federal  statutory rate of 34% to income taxes at  the  Company's effective tax rate is as follows:
                                        2000            1999           1998
                                    --------------  -------------   -----------

    Income tax at 34% of
      income before provision
       for income taxes             $   (3,052,000) $  (1,351,000)  $   (84,000)
     State income tax
      benefit
       (net of effect of
        federal tax)                         -           (184,000)       (4,000)
     Change in valuation
      allowance                          3,052,000      1,535,000           -
     Other                                   -              -             7,000
                                    --------------   ------------   -----------
                                    $        -       $      -       $   (81,000)
                                    ==============   ============   ===========

The approximate income tax effect of temporary differences comprising the deferred tax assets and liabilities are as follows:

                                            2000                1999
                                       ----------------  -----------------

   Deferred tax assets and
   valuation allowance:
    Goodwill                           $      6,460,000  $       7,440,000
    Deferred enhancement and
     software costs                             944,000          1,095,000
    Severance liability                         478,000              -
    Inventory related                            76,000            344,000
    Bad debt reserve                            120,000            365,000
    Warranty reserve                             49,000            178,000
    Payroll related                              98,000            106,000
    Stock warrants                              113,000              -
    Other                                       106,000            252,000
    Tax loss carryforward                     1,870,000          2,786,000
    Valuation allowance                      (9,101,000)       (10,226,000)
                                       ----------------   ----------------
                                              1,213,000          2,340,000
                                       ----------------   ----------------
   Deferred tax liabilities:
    Fixed asset differences                     362,000            654,000
    DISC deferral                               885,000            996,000
    Goodwill                                       -               791,000
    Other                                        14,000            (53,000)
                                       ----------------    ---------------
                                              1,261,000          2,388,000
                                       ----------------    ---------------

   Net deferred liabilities            $         48,000    $        48,000
                                       ================    ===============

For  income tax purposes, the Company had available, at September
24, 2000, net operating loss ("NOL") carryforwards for regular income tax purposes of approximately $5.5 million.

7. Common Stock
---------------
A) Stock Option Plans

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

A summary of stock option activity for each of the three years in the period ended September 24, 2000, is as follows:

                                   Shares Under      Weighted-Average
                                      Option          Exercise Price
                                 ----------------   -----------------
 Outstanding, September 28, 1997        529,696          $   5.38
    Exercised                           (20,750)             3.83
    Terminated                          (38,000)             7.36
    Granted                             296,000              9.60
                                 -----------------  ------------------
 Outstanding, September 27, 1998        766,946              6.95
    Exercised                            (2,500)             2.88
    Terminated                         (133,666)             7.96
    Granted                             266,700              5.18
                                 -----------------  -------------------
 Outstanding, September 26, 1999        897,480              6.31
    Exercised                              -                   -
    Terminated                         (431,000)             6.01
    Granted                             425,000              1.54
                                 -----------------  -------------------
 Outstanding, September 26, 2000        891,480          $   4.18
                                 =================  ===================

The following is a summary of options outstanding and exercisable at September 24, 2000:

                       Options Outstanding                               Options Exercisable
-----------------------------------------------------------------------------------------------------
                    Number        Weighted Average                      Number
Range of          Outstanding     Remaining          Weighted Average   Exercisable  Weighted Average
Exercise Prices   at 9/24/00      Contractual Life   Exercise Price     at 9/24/00   Exercise Price
-----------------------------------------------------------------------------------------------------

$1.44 to  $2.99    425,000           9.4 years       $ 1.54            210,419        $ 1.49
$3.00 to  $5.99    146,200           8.2               5.10            115,403          5.33
$6.00 to  $8.99    297,280           6.6               6.97            287,281          6.98
$9.00 to  $11.13    23,000           6.7              11.13             15,336         11.13
                  -----------                                         -------------
                   891,480           8.2               4.18            628,439          4.94
                  ===========                                         =============

As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to continue to apply APB Opinion No. 25
"Accounting for Stock Issued" to account for its stock- based compensation plans. Had compensation for the stock option plans been determined using the fair value at the grant dates for awards under those plans, consistent with the guidelines of SFAS No.
123, the Company's net income (loss) and net income (loss) per share would have been increased (decreased) to the pro forma amounts listed below:

                           2000             1999             1998
                       -------------    -------------    --------------
Pro forma net loss from
continuing operations  $   (8,691,282)  $  (4,456,989)   $     (689,675)

Pro forma diluted net
(loss) per share       $       (1.38)   $       (0.74)   $        (0.11)

Consistent with SFAS No. 123, pro forma net income and earnings per share have not been calculated for options granted prior to September 24, 1995. Pro forma compensation cost may not be representative of that to be expected in future years.

The weighted average fair value of options granted was $.77, $2.35 and $4.68 for options granted during 2000, 1999 and 1998, respectively. The values were estimated on the date of grant using the Black-Sholes option pricing model with the following weighted average assumptions used for grants in 2000, 1999 and 1998, respectively: risk-free interest rates ranging from 4.0% to 6.6%, expected dividend yield of 0% for the periods, expected options lives of five years and expected volatilities ranging from 46.7% to 49.2%.

B) NEXIQ Employee Stock Purchase Plan

The  Company's Employee Stock Purchase Plan (the "Purchase Plan")
was  adopted  by  the Board of Directors on June  1,  1997.   The
Purchase Plan is a qualified stock purchase plan under the Internal Revenue Code covering all employees of the Company, except employees who are owners of 5% of the Company's stock. Eligible employees can purchase shares on a quarterly basis on December 15, March 15, June 15 and September 15. The minimum purchase  amount  is 10 shares per quarter to a  maximum  of  400 shares per year. The purchase price of the shares is 93% of the average of the closing prices of the common stock during the period of five trading days ending on the purchase date. An aggregate of 30,000 shares was reserved for issuance under the Purchase Plan. Shares purchased under the Company's Purchase Plan were 7,485 shares, 6,803 shares and 7,582 shares in 2000, 1999 and 1998, respectively.


C) NEXIQ Stock Bonus Award Plan

The Company's Stock Bonus Award Plan (the "Bonus Plan") was adopted by the Board of Directors on June 1, 1997. All employees of  the Company, except employees who are owners of 5% or more of the  Company's stock, are eligible to participate  in  the  Bonus
Plan.   The  Bonus  Plan allows for the award of  shares  of  the
Company's common stock. Awards under the Bonus Plan are made at the discretion of the Chief Executive Officer to employees who have demonstrated outstanding performance and commitment in their employment with the Company. An aggregate of 20,000 shares was reserved for issuance under the Bonus Plan. Shares awarded under the Company's Bonus Plan were 175 shares, 2,225 shares and 3,135 shares in 2000, 1999 and 1998, respectively. The compensation expense related to these awards is not significant.

8. Employee Benefits

A) NEXIQ 401k Plan

The Company has a Profit Sharing 401(k) Plan for the benefit of eligible United States employees, whereby the Company matches a portion of the employees' contributions to the plan. During 2000, the Company matched 50% of the first 5% of employees' contributions. The Company's expense included in continuing operations relating to this plan amounted to approximately
$82,000,   $70,000  and  $51,000  in  2000,  1999   and   1998,
respectively.

9. Significant Customers

For Fiscal 2000, 1999 and 1998, a distributor with rights to sell certain NEXIQ product represented approximately 36%, 51% and 60%, respectively, of NEXIQ's net sales. Another customer represented approximately 16% of NEXIQ's net sales for fiscal 1999.

10. Commitments

The Company leases certain buildings, office space and equipment under various lease agreements that expire at various dates over the next four years.

As of September 24, 2000, the aggregate future minimum lease commitments under operating and capital leases obligations are as follows:

                                     Operating
        Fiscal Year                   Leases
        -----------                 ------------
        2001                        $    332,000
        2002                             332,000
        2003                             199,000
        2004                             103,000
        2005                                -
                                    ------------
        Total minimum lease
        payments                    $    996,000
                                    ============

Total rental expense included in continuing operations charged to operations for 2000, 1999 and 1998 totaled approximately
$287,000, $332,000 and $317,000, respectively.

During fiscal 2000, the Company entered into a severance agreement with a former executive officer, which provides for payments and benefits totaling approximately $294,000 per year for a five-year period commencing January 1, 2000 which, was charged to operations during fiscal 2000.

The Company has a Change in Control Plan, which entitles two current officers and one key employee upon a change of control event as defined in the plan to a lump-sum severance benefit equal to nine to eighteen months of base salary, plus bonus, if the two current officers or the key employee is terminated without cause within one year of the change in control.

11.  Restructuring Costs
------------------------

During 2000, the Company entered into a severance agreement with certain former executives and officers. In connection with the agreements, the Company recorded a restructuring charge of $1,840,000, consisting primarily of the continuation of payroll and benefits subsequent to termination. Of the total restructuring charge, $602,000 was paid during fiscal 2000. The remaining $1,238,000 will be paid over a five-year period ending December 2004 in connection with the terms of a former executive's severance agreement.

During 1999, the Company entered into a severance agreement with a former executive. In connection with the agreement, the Company recorded a restructuring charge of $510,000, consisting primarily of the continuation of payroll and benefits subsequent to termination. During 2000 and 1999, the Company paid approximately $148,000 and $362,000, respectively, of the charges.


12. Subsequent Events
---------------------

At the Company's annual shareholder meeting on November 2, 2000, the Company's shareholders approved a number of proposals. The shareholders approved the following amendments to the Company's
Article  of  Incorporation:

        -       Change the Company's  name  from  WPI
                Group,  Inc. to NEXIQ Technologies, Inc.
        -       Increase the number  of shares  of common stock
                that Company is authorized to issue  from
                20 million to 75 million.
        -       Authorize the issuance of 20 million
                shares  of  preferred stock.
        - Increase the number of shares available for issuance under the Company's 1997 Equity Incentive Plan from 750,000 to 3,500,000 and to increase the limit on the number of stock-based awards that can be granted to any one person during any year from 200,000 to 500,000.

In November 2000, the Company completed the sale of WPI Instruments, Inc. and WPI Magnetec, Inc. to an investor group led by WPI Instruments management for approximately $6.1 million in cash and a $1.0 promissory note, subject to final purchase price adjustments. The proceeds from the sale were applied to the outstanding bank debt and reduce outstanding bank term loans by $5.0 million.

In November 2000, the Company completed the Term B Financing under the Convertible Note Agreement discussed in Note 4. Under the terms of the Term B Financing, the Company received $5,000,000 in cash in exchange for the following securities:

        - Warrants to purchase approximately 571,000 shares of common stock at $1.75, exercisable at any time at the option of the holder. The warrants expire in five years.
                The fair value of the warrants was approximately $309,000.
        - $5,000,000 principal value of Term B Convertible Notes. The Term B Convertible Notes, which mature July 31, 2003, bear interest at an annual rate of 10.75% payable in cash or in additional notes at the option of the Company. The Term B Convertible Notes are convertible at the option of the holder or the Company, under certain conditions, at $1.75 per share.


13. Business Segment and Geographical Information
--------------------------------------------------

The   Company  operates  in  one  industry:  vehicle   diagnostic
equipment and software.


14.   Selected Quarterly Financial Information (Unaudited)
-----------------------------------------------------------
Selected quarterly financial information for the years ended September 24, 2000 and September 26, 1999 is as follows:

(in thousands, except earnings per share)

                    First       Second      Third       Fourth
                    Quarter     Quarter     Quarter     Quarter
                    --------    -------     -------     -------
2000
-----

Net sales           $ 3,573     $ 3,588     $ 3,574      $ 2,617
Gross profit          2,139       2,166       2,165        1,450
Loss from
continuing
operations           (2,952)     (1,554)     (1,608)      (2,864)
Loss from
discontinued
operations              -        (1,560)       (615)      (2,975)
Net loss             (2,952)     (3,114)     (2,223)      (5,839)
Earnings (loss) per
share
   Continuing
     operations       (0.49)      (0.26)      (0.27)       (0.41)
   Discontinued
     operations         -         (0.26)      (0.10)       (0.42)
   Net loss           (0.49)      (0.52)      (0.37)       (0.83)

1999
-----
Net sales           $ 3,110     $ 3,278     $ 2,169      $ 3,222
Gross profit          1,993       2,055       1,516        1,863
Loss from
continuing
operations             (283)       (612)     (1,553)      (1,527)
Loss from
discontinued
operations             (275)       (905)     (1,695)     (26,354)
Change in
accounting
principle            (2,822)         -          -           -
Net loss             (3,380)     (1,517)     (3,248)     (27,881)

Earnings (loss) per
share
 Continuing
   operations         (0.05)      (0.10)      (0.26)      (0.25)
 Discontinued
   operations         (0.04)      (0.15)      (0.28)      (4.36)
 Change in
   accounting
   principle          (0.47)         -          -           -
Net loss              (0.56)      (0.25)      (0.54)      (4.61)

Item 9. Changes in and Disagreements with Accountants on
--------------------------------------------------------
Accounting and Financial Disclosure
-----------------------------------

None

                            Part III


Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                              Officer or
Name                  Age     Director Since       Position with the Company
-----                 ---     --------------       -------------------------

John R. Allard        35      1998                 Chairman of the Board and
                                                   Chief Executive Officer

Paul G. Giovacchini   43      1990                 Director

Irwin A. Gold         43      2000                 Director

Joseph A. Julian Jr.  33      2000                 Director

David  A. Preiser     43      2000                 Director

John W. Powers        43      1997                 Vice President,
                                                   Chief Financial Officer

Michael D. Stewart    32      2000                 Director

Bernard H. Tenenbaum  45      1994                 Director


John R. Allard has been Chairman of the Company since July 2000, a director of the Company since August 1998 and President and Chief Executive Officer of the Company since December 1999. From February 1999 to December 1999, Mr. Allard served as President and Chief Operating Officer of the Company. Mr. Allard was Senior Vice President, Business Development from August 1998 to February 1999. Mr. Allard is also a Director and Senior Partner of Allard Nazarian Group, Inc., where he served as Chief Executive Officer from December 1992 to August 1998.

Paul G. Giovacchini has been a director of the Company since September 1990. Mr. Giovacchini has been a Senior Investment Manager for Signal Capital Corporation, a Massachusetts-based investment firm, since August 1990. Since 1995, Mr. Giovacchini has also been a partner of Seacoast Capital Partners, L.P., a private equity investment partnership which focuses on investing in small, growing companies.

Irwin A. Gold has been a director of the Company since July 2000. Mr. Gold is a Senior Managing Director and member of the Board of Directors of Houlihan Lokey Howard & Zukin, ("Houlihan Lokey"), an affiliate of Sunrise Capital Partners, L.P. ("Sunrise"). Mr. Gold is a principal of Sunrise and has been national co-director of Houlihan Lokey's Financial Restructuring Group since 1988. Mr. Gold is also a director of Cole National Corporation.

Joseph  A.  Julian, Jr. has been a director of the Company  since
July 2000.  Mr. Julian is currently a principal of Sunrise.   Mr.
Julian has worked for the Financial Restructuring Group of Houlihan Lokey since 1989.

David A. Preiser has been a director of the Company since July 2000. Mr. Preiser is currently the Managing Partner of Sunrise. Mr. Preiser has worked for the Financial Restructuring Group of Houlihan Lokey since 1991. Mr. Preiser is also a director of Jos
A. Bank Clothiers and NVR Inc.

John W. Powers has been Vice President, Chief Financial Officer of the Company since February 1997. From August 1993 to February 1997, Mr. Powers was the Chief Financial Officer of Janco
Companies, a manufacturer of medical and electronic products. Prior to August 1993, Mr. Powers was a certified public accountant with a national and regional public accounting firm.

Michael D. Stewart has been a director of the Company since  July
2000.    Mr.  Stewart  is  currently  a  principal  of   Sunrise.
Mr. Stewart has worked for the Financial Restructuring Group of Houlihan Lokey since 1990.

Bernard H. Tenenbaum has been a director of the Company since 1989. Since April 1997, Mr. Tenenbaum has been President of the Children's Leisure Products Group of The Jordan Company, a leveraged buyout firm based in New York. From 1993 to 1997, Mr. Tenenbaum was Vice President, Corporate Development, of Russ Berrie & Company, a global impulse-gift company. Mr. Tenenbaum was also the founding Director of the George Rothman Institute for Entrepreneurial Studies at Fairleigh Dickinson University in New Jersey. He also served as the Associate Director of the Sol
C. Snider Entrepreneurial Center of the Wharton School at the University of Pennsylvania. In addition to his career in business development and advanced business studies, Mr. Tenenbaum has served as a business consultant for AT&T, IBM CIGNA Corporation and the Philadelphia Phillies.

Pursuant to the Convertible Note Agreement with Sunrise (see Note 4 to the consolidated financial statements), for so long as any of the promissory notes purchased by Sunrise remain outstanding, the Company has agreed to nominate for election to the Company's Board of Directors a majority of nominees designated by Sunrise. Accordingly, in connection with the Convertible Note transaction, four Board members resigned and were replaced by four nominees designated by Sunrise who were elected by the remaining Board members: David A. Presier, Joseph A. Julian Jr., Michael D. Stewart and Irwin N. Gold.


Item 11. Executive Compensation
-------------------------------

                     EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation for services in all capacities to the Company for the fiscal years ended September 24, 2000, September 26, 1999 and September 27, 1998 of those persons who were at September 24, 2000 (i) the Chief Executive Officer and (ii) each of the four most highly compensated executive officers of the Company other than the Chief Executive Officer, (with the Chief Executive Officer, collectively, the "Named Officers").

Summary Compensation Table

                                                                        Long Term
                                                                       Compensation
                                        Annual Compensation (1)      Securities Underlying        All Other
Name and Principal Position     Year    Salary($)      Bonus($)           Options               Compensation
---------------------------     ------  ----------     --------      ---------------------      ------------

John Allard                     2000    300,040            -           200,000                      15,091
Chairman and CEO
                                1999    272,921            -            25,000                       9,234

                                1998       -               -            20,000                         -

Michael Foster (2)              2000    138,133            -               -                         5,321
Former Chairman
and CEO                         1999    509,648            -           186,000                      73,651

                                1998    400,036            -               -                        23,855

John Powers                     2000    178,263          50,000         50,000                       9,783
Vice President,
CFO                             1999    168,222            -             7,200                      10,803

                                1998    135,522            -             5,000                      10,848

(1) Excludes perquisites and other personal benefits, the aggregate annual amount of which was less than the lesser of $50,000 or 10% of the total of annual salary and bonus reported.

(2)   Mr.  Foster  retired  as  Chairman  and  Chief  Executive
      Officer as of December 21, 1999.

Option Grants in Last Fiscal Year  (Individual Grants)

The following table contains information concerning the grant of stock options under the Company's 1995 Stock Option Plan and the 1997 Equity Incentive Plan to the Named Officers during the
Company's last fiscal year.

                  Number of        % of Total
                 Securities        Options Granted
                 Underlying         to Employees         Exercise   Expiration  Grant Date
Name             Options Granted   In Fiscal 2000        Price($)      Date     Present Value(3)
-----           ----------------   ---------------       --------   ----------- ---------------

John Allard       200,000 (1)            47%               $1.437     01/26/00    $ 144,580
Chairman and
CEO


Michael Foster (2)   -                      -                 -          -              -
Former Chairman,
CEO

John Powers        50,000 (3)              12%             $1.437     01/26/00    $   36,145
Vice President,
CFO

  (1)   Options  granted  under the NEXIQ Technologies,  Inc.   1997
        Equity Incentive Plan at an exercise price equal to the fair market value of the Company's Common Stock on the date of grant. The options granted to Mr. Allard are fully vested.
  (2)   Options  granted  under the NEXIQ Technologies,  Inc.   1997
        Equity Incentive Plan at an exercise price equal to the fair market value of the Company's common stock on the date of grant. The options granted to Mr. Powers are fully vested.
  (3)   Mr.  Foster  retired as Chairman and CEO as of December  21,
        1999.
  (4) The weighted average fair value of options granted to the named officers was $.72. The values were estimated on the date of grant using the Black-Sholes option pricing model with the following weighted average assumptions used: Risk free interest rate of 6.6%, expected dividend yield of 0%, expected option lives of 5 years and expected volatility of 47.4%.



Option Exercises and Fiscal Year End Values

The following table contains information with respect to aggregate stock options exercised by the Named Officers during fiscal 2000 as well as unexercised options to purchase the Company's Common Stock granted through September 24, 2000 under the Company's 1995 Stock Option Plan or 1997 Equity Incentive Plan to the Named Officers and held by them at that date.

Aggregated Options/SAR Exercises in Last Fiscal Year and Fiscal
Year End Option Value


                                            Number of               Value of Unexercised
                                           Unexercised                In-the -Money
                                            Options at                     at
                                         September 24, 2000          September 24, 2000
                Shares                       Common Stock               Common Stock
                Acquired                     -------------              -------------
                on           Value
Name            Exercise(#)  Realized($)  Exercisable   Unexercisable   Exercisable  Unexercisable
-----           -----------  -----------  -----------   -------------   -----------  -------------

John Allard         -           -             155,001          89,999   $    37,500  $    18,750

Michael Foster      -           -             317,280             -            -            -

John Powers         -           -              44,067          33,333         9,375        4,688
Powers

(1) Based on the difference between the exercise price of each grant and the closing price of the Company's Common Stock as quoted on the OTC Bulletin Board on September 24, 2000, which was $1.71875.

The foregoing options were granted under either the 1995 Stock Option Plan (the "1995 Plan") or the 1997 Equity Incentive Plan (the "1997 Plan"). Both plans are administered by the Stock Option/Compensation Committee, which consists of not less than
three  outside  directors.   The  Committee  determines  the  key
employees to whom, and the time or times at which, options will be granted, the number of shares subject to each option and the terms upon which each option may be granted. An aggregate of 550,000 shares of common stock are reserved for issuance under the 1995 Plan and an aggregate of 750,000 shares of common stock
are  reserved  for  issuance under  the  1997  Plan.   Since  the
adoption of the 1995 Plan on June 6, 1995, options for a total of 550,000 shares of common stock (or all of the shares reserved for
issuance)  have  been  granted  to  selected  officers  and   key
employees of the Company. Since the adoption of the 1997 Plan on June 10, 1997, options for a total of 750,000 shares of common stock have been granted to selected officers and key employees of the Company.

Change In Control Plan and Severance Agreements

The Board of Directors has adopted a Change in Control Plan covering nine officers and key employees, including the Named Executive Officers. The provisions of the Change in Control Plan become effective only upon the occurrence of an event constituting a change in control of the Company. Under the Change in Control Plan, a "Change in Control" shall be deemed to have occurred if any of the following events occur: (i) any "person" (as such term is defined in Section 13 and 14 under the Exchange Act) except for Michael Foster, directly or indirectly, is or becomes the "beneficial owner" (as such term is defined in Rule 13d-3 under the Exchange Act) of 25% or more of the Company's Common Stock; (ii) any change occurs in the composition of NEXIQ's Board of Directors resulting in a majority of the present directors not constituting a majority two years from such date, provided that directors who were elected by or on the recommendation of such present majority shall be excluded; or
(iii) any other event that would be required to be reported under
Item 1 of Form 8-K pursuant to Section 13 or Section 15(d) of the Exchange Act. A change in control shall not be deemed to have occurred if such change in control results from a distressed sale of NEXIQ due to the Company's material default with respect to any applicable debt covenants with its lender.

The Change in Control Plan provides that if, within one (1) year after a change of control of WPI, a Named Executive Officer is discharged without Cause (as defined below) or has resigned for reasons relating to a diminution of responsibilities, compensation or benefits or relocation of place of employment, NEXIQ shall pay to such individual a lump sum severance benefit. For purposes of the Change in Control Plan, "Cause" shall mean conviction of certain crimes, willful misconduct or conduct that caused NEXIQ to suffer a substantial loss or damage. Currently, each Named Executive Officer would receive between nine and eighteen  months of base salary, plus bonus, depending  upon  the
Named Executive Officer's years of service and status with the Company. At the discretion of the Board of Directors, the vesting of options may be accelerated in the event of a Change in Control. A Named Executive Officer may resign at any time and for any reason within one year of a Change in Control and receive the base salary component only of the lump sum benefit.

In addition to being covered by the Change In Control Plan, Mr. Allard has a Severance Agreement with the Company which provides, in relevant part, that if the Company terminates his employment for any reason other than cause, or in connection with a change-in-control, the Company will continue to pay him at his then present salary rate for a period of eighteen months.

Mr. Foster has a severance agreement with the Company which provides, in relevant part, for severance and benefits totaling approximately $294,000 per year for the next five years, effective January 1, 2000. The agreement also provides for the full vesting of options held by Mr. Foster. The expiration and option exercise prices remain unchanged.

Item  12.  Security  Ownership of Certain Beneficial  Owners  and
-----------------------------------------------------------------
Management
----------

              MANAGEMENT AND PRINCIPAL SHAREHOLDERS

The  following  table  sets forth certain  information  regarding beneficial ownership of the common stock as of December  9,  2000 by  (i)  each  person who is known by the Company to beneficially own  more than 5% of the outstanding shares of common stock; (ii)
each  of  the  Company's directors; and (iii) all  directors  and officers of the Company as a group:

                            Number of Shares
Name and Address            Beneficially Owned    Percentage Beneficially Owned
-----------------           -------------------   -----------------------------
John R. Allard (1)                   464,527                    6%
1155 Elm Street
Manchester, NH 03101

Paul G. Giovacchini (2)               15,333                     *
55 Ferncroft Road
Danvers, MA 01923

Irwin N. Gold (3)                 14,048,529                   69%
685   Third   Avenue,
15th Floor
New York, NY 10017

Joseph A. Julian Jr.(4)           14,048,529                   69%
685   Third   Avenue,
15th Floor
New York, NY 10017

John W. Powers (5)                    79,800                    *
1155 Elm Street
Manchester, NH 03101

David A. Preiser (6)              14,048,529                   69%
685   Third   Avenue,
15th Floor
New York, NY 10017

Michael D. Stewart (7)            14,048,529                   69%
685   Third   Avenue,
15th Floor
New York, NY 10017

Bernard H.Tenenbaum (8)               18,428                    *
767  5th Avenue, 48th
Floor
New York, NY 10053

Gerald R. Allard (9)                 706,770                    9%
520 South Collier
Boulevard
Chalet Number 301
Marco Island, FL
38937

Dimensional Fund                     468,300                    6%
Advisors (10)
1299   Ocean  Avenue,
11th Floor
Santa Monica, CA
90401

Michael H. Foster (11)               925,937                   11%
35 Harbour Green
Key Largo, FL 33037

Sunrise Capital                   14,048,529                   69%
Partners, L.P. (12)
685   Third   Avenue,
15th Floor
New York, NY 10017

All executive                     14,626,618                   70%
officers and
directors a group
(8 persons) (13)

*  Less than one percent

(1)  Mr. Allard has shared voting power (with Sunrise, see footnote
     (12)) and sole dispositive power with respect to the 464,527 shares (which figure includes 295,167 shaers of common stock which Mr. Allard has the right to acquire within 60 days pursuant to exercise of stock options, 17,142 shares of common stock which Mr. Allard has the right to acquire within 60 days pursuant to exercise of common stock purchase warrants and 87,429 shares of common stock which Mr. Allard has the right to acquire within 60 days pursuant to the conversion of convertible promissory notes held by him.)

(2) Includes 15,333 shares of the Company's common stock which Mr. Giovacchini has the right to acquire within 60 days pursuant to exercise of stock options.

(3) Includes 14,048,529 shares of the Company's common stock beneficially owned by Sunrise (see footnote (12)). Mr. Gold may be deemed to share beneficial ownership of the common stock owned by Sunrise by virtue of his status as a principal of Sunrise Advisors, LLC, the managing partner of Sunrise. Mr. Gold disclaims any beneficial ownership in these shares.

(4) Includes 14,048,529 shares of the Company's common stock beneficially owned by Sunrise (see footnote (12)). Mr. Julian may be deemed to share beneficial ownership of the common stock owned by Sunrise by virtue of his status as a principal of Sunrise Advisors, LLC, the managing partner of Sunrise. Mr. Julian disclaims any beneficial ownership in these shares.

(5) Includes 79,800 shares of the Company's common stock which Mr. Powers has the right to acquire within 60 days pursuant to exercise of stock options.

(6) Includes 14,048,529 shares of the Company's common stock beneficially owned by Sunrise (see footnote (12)). Mr. Preiser may be deemed to share beneficial ownership of the common stock owned by Sunrise by virtue of his status as a principal of Sunrise Advisors, LLC, the managing partner of Sunrise. Mr. Preiser disclaims any beneficial ownership in these shares.

(7) Includes 14,048,529 shares of the Company's common stock beneficially owned by Sunrise (see footnote (12)). Mr. Stewart may be deemed to share beneficial ownership of the common stock owned by Sunrise by virtue of his status as a principal of Sunrise Advisors, LLC, the managing partner of Sunrise. Mr. Steward disclaims any beneficial ownership in these shares.

(8) Includes 15,333 shares of the Company's common stock which Mr. Tenebaum has the right to acquire within 60 days pursuant to exercise of stock options.


(9) According to a Schedule 13D filed with the Securities and Exchange Commission (the "Commission") on September 8, 2000, Gerald R. Allard and a subsequent transaction, Mr. Allard, a private investor with an address of 520
     South   Collier  Boulevard,  Chalet  Number  301,  Marco  Island,
     Florida  38937, has shared voting power (with Sunrise, see footnote
     (12)) and sole dispositive voting power with respect to the 706,770 shares of common stock (which figure includes 36,785 shares of common stock which Mr. Allard has the right to acquire within 60 days pursuant to the exercise of common stock purchase warrants and 187,607 shares of common stock which Mr. Allard has the right to acquire within 60 days pursuant to the conversion of convertible promissory notes held by him).

(10) According to a Schedule 13G filed with the Commission on February 3, 2000, Dimensional Fund Advisers, a Commission-
    registered  investment  adviser  with  its  principal  place   of
    business  at  1299  Ocean  Avenue,  11th  Floor,  Santa   Monica,
    California 90401, has sole voting and dispositive power with respect to the 468,300 shares of common stock.

(11) Includes 317,280 shares of the Company's common stock which Mr. Foster has the right to acquire within 60 days pursuant to exercise of stock options. Mr. Foster retired as Chairman and Chief Executive Officer of the Company on December 21, 1999.

(12) According  to  a  Schedule 13D  filed  with  the  Commission   on
     November 17, 2000, Sunrise, a private investment fund with its principal place of business at 685 Third Avenue, 15th Floor, New York, NY
    10017, has sole voting and dispositive power with respect to 12,689,187 shares of common stock (which figure includes
    1,828,572     shares  of  common stock which Sunrise has the right
    to acquire within 60 days pursuant to the exercise of common stock purchase warrants and 9,325,715 shares of common stock which Sunrise has the right to acquire within 60 days pursuant to the conversion of convertible promissory notes held by Sunrise). Sunrise also has shared voting power (but not shared dispositive power) with respect to 1,359,342 shares of common stock not held of record by Sunrise but which are the subject of a stockholders agreement between Sunrise and the owners of such shares.

(13) Includes 14,626,618 shares of the Company's Common Stock which certain officers and directors have a right to acquire within 60 days of the date hereof pursuant to the exercise of stock options which are deemed to be outstanding for the purpose of computing the percentage ownership of officers and directors as a group.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------
Certain Relationships and Related Transactions

On July 31, 2000, the Company and its subsidiaries entered into a Convertible Note Agreement with Sunrise Capital Partners, L.P., a private investment fund. David A. Presier, Joseph A. Julian Jr., Michael D. Stewart and Irwin N. Gold, directors of the Company, are affiliated with Sunrise. Pursuant to the Convertible Note Agreement, Sunrise and certain other participants (which include John R. Allard and certain members of the Allard-Nazarian Group, Inc.) agreed to invest up to $24.1 million in convertible promissory notes, common stock of the Company, and warrants to purchase common stock. Sunrise and the other participants will purchase the securities from the Company in three series. The first and second series of securities were purchased on August 9, 2000 and November 16, 2000, respectively. The purchase of the third series of securities is at the option of Sunrise. See Note 4 to the consolidated financial statement for a more complete description of the Sunrise transaction.

Prior  to  the  sale  of WPI Instruments in  November  2000,  the
Company  leased  and occupied a building at 850  Perimeter  Road,
Manchester,  New  Hampshire (the "Perimeter Road Facility")  from
850  Perimeter  Road Associates NA, LLC, a New Hampshire  limited
liability  company in which Mr. Allard is a member.   The  yearly
base  rental  for the Perimeter Road facility, which  houses  the
operations   of   WPI  Instruments,  Inc.,   was approximately
$468,000.   In management's opinion, the lease rate for this facility
is not  in excess of the range of fair market rentals in the relevant area.

Hinckley, Allen & Snyder, a law firm of which Stephen Carlotti, a former director, is a member, provided legal services to the Company during its 2000 and 1999 fiscal year.

Item  14. Exhibits, Financial Statement Schedules and Reports  on
-----------------------------------------------------------------
Form 8-K
--------

(a)  Documents filed as part of the Report:

          (1)  Financial Statements of the Registrant and Report of
               Independent Public Accountants Reference is made to the Index of Financial Statements under Item 8 of Part II hereof.

          (2)  Financial Statement Schedule and Auditors' Report

               Title                                    Schedule
               -----                                    ---------
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

     (b)  The  Registrant has filed the following reports on Form
          8-K during quarter ended September 24, 2000:

               On August 16, 2000, the Registrant filed a Current
               Report on Form 8-K dated as of August 9, 2000 announcing the Company had entered into a Convertible Note Agreement with Sunrise Capital
               Partners, L.P.

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO NEXIQ TECHNOLOGIES, INC.

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheets as of September 24, 2000 and September 26, 1999 and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended September 24, 2000 of NEXIQ Technologies, Inc. included in this Form 10-K, and have issued our report thereon dated December 18, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(a) of the index
is   the  responsibility  of  the  Company's  management  and  is presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic
consolidated  financial  statements.   This  schedule  has   been
subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state, in all material respects, the supplemental financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP


Boston, Massachusetts
December 18, 2000

                                                      SCHEDULE II

                    NEXIQ TECHNOLOGIES, INC.
                VALUATION AND QUALIFYING ACCOUNTS

 For the years ended September 24, 2000, September 26, 1999 and
 September 27, 1998


                                                Additions
                                 -------------------------------------------
                  Balance at     Charged to
                   beginning     costs and                  Charged to                      Balance at
                  of period      Expense      Acquisitions  other accounts    Deductions    end of period
                  ----------     -----------  ------------- ---------------   ----------    --------------

2000
Allowance for
doubtful accounts $  542,709     $  204,812   $     -       $       -          $  385,021 (1)  $  362,500
Acquisition          151,945          -             -               -             151,945 (2)        -
reserves
Restructuring
reserves             148,269      1,840,000         -               -             749,831 (3)   1,238,438

1999
Allowance for
doubtful accounts $1,283,000     $  164,668   $     -       $       -          $ 904,959  (1)  $  542,709
Acquisition
reserves             872,085           -            -               -            720,140  (2)     151,945

Restructuring
reserves                -            510,000        -               -            361,731  (3)     148,269

1998
Allowance for
doubtful accounts $1,237,000     $   49,164   $  75,728     $     6,170        $  85,062  (1)  $1,238,000
Acquisition
reserves             286,226           -        948,011             -            362,152  (2)     872,085

-------------------------------------


(1)    Accounts deemed uncollectible, net of recoveries
(2)    Acquisition costs paid/charges incurred
(3)    Restructuring costs paid/charges incurred

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                        NEXIQ TECHNOLOGIES, INC.

December 21, 2000                         By: /s/John R. Allard
                                              -----------------
                                              Chairman and CEO

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                    Title                         Date
-----------                  -------                       ----

/s/John R. Allard            Chairman of the Board and     December 21, 2000
John R. Allard               Chief Executive Officer
                            (Principal Executive Officer)

/s/ John W. Powers           Vice President and            December 21, 2000
John W. Powers               Chief Financial Officer
                            (Principal Financial and Accounting Officer)


/s/ Paul G. Giovacchini      Director                      December 21, 2000
Paul G. Giovacchini

/s/Irwin N. Gold             Director                      December 21, 2000
Irwin N. Gold

/s/Joseph A. Julian, Jr.     Director                      December 21, 2000
Joseph A. Julian, Jr.

/s/David A. Preiser          Director                      December 21, 2000
David A. Preiser

/s/ Michael D. Stewart       Director                      December 21, 2000
Michael D. Stewart

/s/Bernard H. Tenenbaum      Director                      December 21, 2000
Bernard H. Tenenbaum

                          EXHIBIT INDEX

     Certain of the following exhibits, designated with an asterisk (*) are filed herewith. The exhibits not designated have been previously filed with the Commission and are incorporated herein by reference to the documents indicated following the descriptions of such exhibits.

                                                       Page No.
Exhibit No.  Description                               Of Paper Filing
-----------  -----------                               ---------------
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

                                                       Page No.
Exhibit No.  Description                               Of Paper Filing
-----------  -----------                               ---------------


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

    10.17    Lease  agreement, dated October 7, 1994,
             by and between WPI Group, Inc. and State
             Mutual   Life   Assurance   Company   of
             America,     previously    filed     and
             incorporated  by  reference  to  Exhibit
             10.9  of the Registrant's report on Form
             10-KSB for the year ended September  24,
             1995.
                             39

                                                       Page No.
Exhibit No.  Description                               Of Paper Filing
-----------  -----------                               ---------------


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
             September 27, 1998.

                                                       Page No.
Exhibit No.  Description                               Of Paper Filing
-----------  -----------                               ---------------


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
             September 27, 1998.

                                                       Page No.
Exhibit No.  Description                               Of Paper Filing
-----------  -----------                               ---------------



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

    10.49    Third   Amendment  to  Credit  Agreement
             dated as of August 16, 1999, previously
             filed and incorporated by reference to
             Exhibit 10.49 of Registrant's Report on
             Form 10-K, dated September 26, 1999.

    10.50    Limited  Waiver dated as of  August  16,
             1999,previously filed and incorporated
             by reference to Exhibit 10.50 of Registrant's
             Report on Form 10-K, dated September 26, 1999.


    10.51    Common  Stock Purchase Warrant dated  as
             of   August 16, 1999 for  20,670  shares
             of  WPI Group, Inc. Common Stock to  FSC
             Corp., previously filed and incorporated by reference to Exhibit 10.51 of Registrant's
             Report on Form 10-K, dated September 26, 1999.


    10.52 Common Stock Purchase Warrant dated as of August 16, 1999 for 24,800 shares of WPI Group, Inc. Common Stock to Bank of
             NH, filed and incorporated by reference to
             Exhibit 10.52 of Registrant's Report on
             Form 10-K, dated September 26, 1999.
             NH,

                                                       Page No.
Exhibit No.  Description                               Of Paper Filing
-----------  -----------                               ---------------


    10.53 Common Stock Purchase Warrant dated as of August 16, 1999 for 37,200 shares of WPI Group, Inc. Common Stock to Fleet
             Bank - NH, previously filed and incorporated by reference to Exhibit 10.53of Registrant's
             Report on Form 10-K, dated September 26, 1999.


    10.54 Common Stock Purchase Warrant dated as of August 16, 1999 for 16,530 shares of WPI Group, Inc. Common Stock to Key
             Bank, previously filed and incorporated by reference to Exhibit 10.54 of Registrant's
             Report on Form 10-K, dated September 26, 1999.

    10.55    Common  Stock Purchase Warrant dated  as
             of  August 16, 1999 for 24,800 shares of
             WPI   Group,   Inc.  Common   Stock   to
             Sovereign Bank, previously
             filed and incorporated by reference to
             Exhibit 10.55 of Registrant's Report on
             Form 10-K, dated September 26, 1999.

    10.56 Registration Rights Agreement dated as of August 16, 1999.

    10.57    Sale and Purchase Agreement dated February
             22,2000 among WPI Group (UK), WPI Group, Inc.
             and Dynatech Nominees Limited previously filed and incorporated by reference to Exhibit
             10.24 of Registrant's Report on Form 8-K dated February 29, 2000.

    10.58    Business Sale Agreement dated February 22,
             2000 among WPI Oyster Termiflex Limited and
             Dynatech Corporation Limited previously filed and incorporated by reference to Exhibit 10.25 of Registrant's Report on Form 8-K, dated
             February 29, 2000.

    10.59    Asset Purchase Agreement dated February 11,
             2000 dated February 11, 2000 among Itronix
             Corporation, WPI Husky Technology, Inc. and
             WPI Group, Inc. previously filed and
             incorporated by reference to Exhibit 10.26 of Registrant's Report on Form 8-K, dated
             February 29, 2000.

    10.60 Forbearance Agreement dated January 24, 2000 previously filed and incorporated by reference to Exhibit 10.1 of the Registrant's Report on Form 10-Q for the period ended March 26, 2000.

    10.61    Bill of Sale and Assumption Agreement dated
             June 8, 2000 among WPI Termiflex, Inc. and
             Warner Power, LLC previously filed and incorporated by reference to Exhibit 10.24 of Registrant's
             Report on Form 8-K, dated June 21, 2000.

    10.62 Forbearance Agreement dated March 31, 2000 previously filed and incorporated by reference to Exhibit 10.1 of Registrant's Report on
             Form 10-Q for the period ended June 25, 2000.

    10.63 Forbearance Agreement dated May 3, 2000 previously filed and incorporated by reference to Exhibit
             10.2 of the Registrant's Report on Form 10-Q for the period ended June 25, 2000.

    10.64    Convertible Note Agreement dated as of July
             31, 2000 previously filed and incorporated by reference to Exhibit 2.1 of Registrant's Report on Form 8-K, dated August 16, 2000.

    10.65 Asset Purchase Agreement dated October 13, 2000 dated October 13, 2000 among WPI Instruments, Inc., WPI Magnetec, Inc., Crompton Modutec (Barbados) Limited and Jewell Instruments, LLC previously filed and incorporated by reference to Exhibit
             10.24 of Registrant's Report on Form 8-K, dated November 28, 2000.

  * 10.66    Forbearance Agreement dated June 30, 2000.

  * 10.67    Forbearance Agreement dated July 31, 2000.

  * 10.68    Loan Modification Agreement dated August 9, 2000.

  * 10.69    Form of Term A Note.

  * 10.70    Form of Term B Note.

  * 10.71    Form of Warrant.

  * 21 List of subsidiaries of the Registrant as of September 24, 2000.

  * 23       Consent of Arthur Andersen LLP.

  * 27       Financial Data Schedule.