Form 10-Q
period 2000-12-24
NEXIQ TECHNOLOGIES INC
filed 2001-02-05
CIK 881771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended December 24, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number: 0-29464

NEXIQ TECHNOLOGIES, INC.

(formerly WPI GROUP, INC.)

(Exact name of Registrant as Specified in its Charter)

New Hampshire	02-0218767
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1155 Elm Street, Manchester, New Hampshire 03101

(Address of principal executive offices) (Zip Code)

(603) 627-3500

(Registrant's telephone number, including area code)

WPI Group, Inc.

(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes No

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of January 22, 2001
Common Stock, par value $.01	7,893,958 shares

NEXIQ TECHNOLOGIES, INC.

NEXIQ TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	September 24,	December 24,
	2000	2000
		(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$102,156	$624,112
Accounts receivable - net of allowance for doubtful accounts of $300,000
at September 24, 2000 and December 24, 2000	1,206,472	1,492,547
Inventories	441,151	507,595
Prepaid expenses and other current assets	258,780	441,037
Refundable income taxes	105,551	105,551
Prepaid income taxes	97,425	97,425
Net assets of discontinued operations	6,391,000	-
	---------------	-------------
Total current assets	8,602,535	3,268,267
Property, Plant and Equipment at cost, less accumulated depreciation	889,991	852,812

Other Assets	3,565,037	4,391,216
	---------------	----------------
	$13,057,563	$8,512,295
	=========	=========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Notes Payable	$18,276,246	$10,758,626
Accounts payable	1,391,700	1,694,368
Accrued expenses	2,788,878	2,759,152
	----------------	----------------
Total current liabilities	22,456,824	15,212,146
	----------------	---------------
Convertible Notes Payable	10,978,369	16,310,645
	----------------	---------------
Other Long-Term Liability	944,238	879,734

	---------------	--------------
Deferred Income Taxes	144,537	144,537
	----------------	--------------
Commitments
Stockholders ' Equity (Deficit)
Common stock, $.01 par value;
authorized 75,000,000 shares issued and
outstanding 7,891,963 and
7,893,958, respectively	78,920	78,936
Additional paid-in capital	18,191,200	18,503,089
Accumulated deficit	(39,736,525)	(42,616,792)
	----------------	---------------
Total stockholders' deficit	(21,466,405)	(24,034,767)
	----------------	---------------
	$13,057,563	$8,512,295
	==========	==========

See notes to consolidated financial statements

NEXIQ TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	December 26,	December 24,
	1999	2000
	-------------------	----------------
Continuing Operations:
Net Sales	$3,573,068	$3,166,695
Cost of Goods Sold	1,434,461	1,396,327
	------------------	----------------
Gross Profit	2,138,607	1,770,368
	-----------------	-----------------
Operating Expenses:
Research and development	682,569	1,671,784
Selling, general and administration	2,225,190	1,731,671
Restructuring costs	1,640,000	-
	---------------	---------------
Total Operating Expenses	4,547,759	3,403,455
	--------------	----------------
Operating Loss	(2,409,152)	(1,633,087)
Other Income (Expense):
Interest expense	(252,334)	(1,247,180)
Forbearance expense	(285,000)	-
Other, net	(5,275)	-
	----------------	-----------------
Loss Before Income Taxes	(2,951,761)	(2,880,267)
Income Tax Expense (Benefit)	-	-
	--------------	----------------
Loss from Continuing Operations	(2,951,761)	(2,880,267)
Discontinued Operations:
Loss from disposal of discontinued operations	-	-
	---------------	---------------
Net Loss	$(2,951,761)	$(2,880,267)
	=========	==========
Earnings (Loss) Per Share:
Continuing operations	$(0.49)	$(0.36)
Discontinued operations	-	-
	--------------	----------------
Net loss	$(0.49)	$(0.36)
	---------------------------	------------------
Weighted Average Common Shares	6,050,608	7,892,182
Effect of Dilutive Options	-	-
	---------------	----------------
Adjusted Weighted Average Common Shares	6,050,608	7,892,182
	==========	=========

See notes to consolidated financial statements

NEXIQ TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	December 26,	December 24,
	1999	2000
	--------------------------------------	----------------------------
Cash Flows From Operating Activities:
Net loss	$(2,951,761)	$(2,880,267)
	-----------------	---------------
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	795,465	645,550
Other	1,589	5,919
Changes in current assets and liabilities net of effect of businesses divested:
Accounts receivable	3,074,810	(22,957)
Accounts receivable - other	321,054	-
Inventories	(1,346,374)	(66,444)
Prepaid expenses and other current assets	(286,520)	(209,531)
Account payable	18,002	(174,539)
Accrued expenses	2,520,658	426,192
Accrued income taxes	447,280	-
	--------------	----------------
Total adjustments	5,545,964	604,190
	--------------	----------------
Net cash provided by (used in) operating activities	2,594, 203	(2,276,077)
	----------------	-------------------
Cash Flows From Investing Activities:
Proceeds from sale of businesses	7,083,254	5,550,572
Additions to property, plant and equipment	(188,525)	(145,916)
Payments of accrued acquisition costs	(89,032)	-
	----------------	-------------------
Net cash provided by investing activities	6,805,697	5,404,656
	-----------------	------------------
Cash Flows From Financing Activities:
Payments of debt	(9,842,677)	(7,517,620)
Proceeds from debt, net of debt issuance costs	-	4,599,092
Proceeds from sale of warrants to purchase common stock	-	308,571
Proceeds from issuance of common stock	3,044	3,334
	----------------	-----------------
Net cash used in financial activities	(9,839,633)	(2,606,623)
	----------------	------------------
Effect of Foreign Currency Translation on Cash	31,102	-
	---------------	-------------------
Net Increase (Decrease) in Cash and Cash Equivalents	(408,631)	521,956
Cash and Cash Equivalents, Beginning of Period	550,320	102,156
	-----------------	--------------------
Cash and Cash Equivalents, End of Period	$141,689	$624,112
	==========	============
Supplemental Disclosure of Cash Information:
Income taxes paid	$ -	$ -
Interest paid	2,910,879	433,569

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The financial statements for the three months ended December 24, 2000 and December 26, 1999 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission (File No. 0-19717), which included financial statements for the years ended September 24, 2000 and September 26, 1999.

Certain prior year amounts have been reclassified to conform with current year presentation.

The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full fiscal year.

2. INVENTORIES

	September 24,	December 24,
	2000	2000
	--------------------	-------------------
Inventory consists of:
Raw Materials	$281,199	$377,894
Work-in-Process	40,422	37,061
Finished Goods	119,530	92,640
	------------------	----------------
Total	$441,151	$507,595
	==========	=========

3. DISCONTINUED OPERATIONS

In November 2000, the Company completed the sale of WPI Instruments, Inc. and WPI Magnetec, Inc. to an investor group led by WPI Instruments management for approximately $6.1 million in cash and a $1.0 million promissory note, subject to final purchase price adjustments. The proceeds from the sale were applied to the outstanding bank debt and permanently reduce the outstanding bank loans by $5.0 million.

4. LONG-TERM DEBT

In November 2000, the Company completed the Term B Financing under the Convertible Note Agreement. Under the terms of the Term B Financing, the Company received $5.0 million in cash in exchange for the following securities: warrants to purchase 571,000 shares of common stock at $1.75 per share and Term B Convertible Notes with a principal value of $5.0 million. The Term B Convertible Notes mature on July 31, 2003, bear interest at an annual rate of 10.75% payable in cash or in additional notes at the option of the Company. The Term B Convertible Notes are convertible at the option of the holder or the Company, under certain conditions at $1.75 per share.

In January 2000, the Company received $5.0 million in cash upon completing the Term C Financing under the Convertible Note Agreement. The securities issued and the terms thereof are identical to the Term B Convertible Notes discussed above.

ITEM 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and footnotes contained in the Company's Form 10-Q for the period ending December 24, 2000 and the Form 10-K for the year ended September 24, 2000, filed with the Securities and Exchange Commission. In addition to historical information, this report contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this section. Readers should carefully review the risks described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K where the fiscal year ended September 24, 2000. Readers are cautioned not to place undue reliance on the forward-looking statements that speak as of the date of this report only. The Company undertakes no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

RESULTS OF OPERATIONS

Net sales of $3.2 million for the first quarter of fiscal 2001 decreased 11.4% from sales of $3.6 million for the first quarter of 2000. The decrease was primarily due to growth in shipments to the decline in product sales to its former principal distributor.

Cost of sales of $1.4 million for the first quarter of 2001 resulted in a gross profit of 55.9%, compared to a gross profit of 59.9% for the same period of fiscal 2000. The decrease in the Company's gross profit percentage in fiscal 2001 was primarily attributable to a change in the mix of products sold.

Research and new product development expenses increased to $1.7 million, compared to $683,000 for the same three month period in fiscal 2000. The increase was attributed to the development of e-Technician, a web-based, remote diagnostic platform and "telematics" platform for commercial vehicles. Research and new product development expenses were 52.8% and 19.1% of net sales for the quarters ended December 24, 2000 and December 26, 1999, respectively.

As a percentage of net sales, selling, general and administrative expenditures were 54.7% and 62.3% for the quarters ended December 24, 2000 and December 26, 1999, respectively. Actual expenditures decreased to $1.7 million from $2.2 million for the first quarter of fiscal 2000. The changes in selling, general and administrative expenses of sales in fiscal 2001 were primarily attributable to a reduction in executive and administration personnel.

Operating loss for the first quarter of fiscal 2001 decreased to $1.6 million from $2.4 million for the first quarter of fiscal 2000. The decrease in the operating loss in fiscal 2001 compared to fiscal 2000 was due to the decrease in selling, general and administration expenses and the restructuring and non-recurring costs in excess of the Company's decreased gross profit and increase in research and development.

Other income (expense) increased to ($1.2 ) million in 2001 from ($543,000 ) in 2000. The increase in the Company's interest expense in 2001 compared to 2000 is primarily the result of increased debt related to continuing operations as well as an increase in the overall effective interest rate from 2000 to 2001.

LIQUIDITY AND CAPITAL RESOURCES

As of December 24, 2000, the Company had a working capital deficit of $11.9 million compared to $13.8 million at September 24, 2000. Net cash provided by (used in) operating activities totaled $(2.3) million in 2000 and $2.6 million in 1999.

As of December 24, 2000, the Company had no material commitments for capital expenditures.

On July 31, 2000, the Company entered into a Convertible Note Agreement with Sunrise Capital Partners, L.P., a private investment fund ("Sunrise") and certain other participants, which include certain members of the Company's management and certain members of the Allard-Nazarian Group. The Convertible Note Agreement provides for a series of investments transactions: the Term A Financing, Term B Financing and the Term C financing, as follows:

Term A Financing - On July 31, 2000, the Company completed the Term A Financing. Under the Term A Financing, the Company issued the following securities in exchange for $12.6 million in cash and notes with outstanding principal of $1.5 million: 1.8 million shares of common stock; warrants to purchase 1.6 million shares of common stock at $1.75 per share; and $14.1 million principal value of Term A Convertible Notes. The Term A Convertible Notes, which mature in three years, bear interest at an annual rate of 10.75%, payable in cash or in additional notes at the option of the Company. The Term A Convertible Notes are convertible at the option of the holder or the Company, under certain conditions, at $1.75 per share.

Term B Financing - In November 2000, the Company completed the Term B Financing under the Convertible Note Agreement. Under the terms of the Term B Financing, the Company received $5.0 million in cash in exchange for the following securities: warrants to purchase 571,000 shares of common stock at $1.75 per share and Term B Convertible Notes with a principal value of $5.0 million. The Term B Convertible Notes mature on July 31, 2003, bear interest at an annual rate of 10.75% payable in cash or in additional notes at the option of the Company. The Term B Convertible Notes are convertible at the option of the holder or the Company, under certain conditions at $1.75 per share.

Term C Financing - In January 2000, the Company received $5.0 million in cash upon completing the Term C Financing. The securities issued and the terms thereof are identical to the Term B Convertible Notes discussed above.

On August 9, 2000, the Company amended its credit facility agreement with a syndication of banks. The terms of the modified agreement provide a $6.5 million revolving line of credit and term notes that expire on July 31, 2001. As of December 24, 2000, there was $10.8 of borrowings outstanding under the agreement, consisting of $626,000 under the revolving line of credit and $10.1 million of term notes. Interest on all borrowings is payable monthly at prime (9.5% at September 24, 2000) plus 1.25% through December 31, 2000 and prime plus 1.75% thereafter.

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

NEXIQ TECHNOLOGIES, INC.

PART II - Other Information

Item 6. Exhibits and Reports on Form 8-K

A. Exhibits

None.

B. Reports on Form 8-K

On November 28, 2000, the Registrant filed a report under Item 2 of Form 8-K reporting the sale of WPI Instruments, Inc., WPI Magnetec, Inc. and Crompton Modutec (Barbados) Limited to Jewell Instruments, LLC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

NEXIQ TECHNOLOGIES, INC.

(Registrant)

Date: February 5, 2001

/s/ John R. Allard

John R. Allard

President, Chief Executive Officer

and Chairman of the Board

Date February 5, 2001

/s/ John W. Powers

John W. Powers

Vice President and

Chief Financial Officer