Form 10-Q
period 2001-03-25
NEXIQ TECHNOLOGIES INC
filed 2001-05-07
CIK 881771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended March 25, 2001

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number: 0-19717

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

Yes X No _______

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ____ No______

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of April 30, 2001
Common Stock, par value $.01	7,894,238 shares

NEXIQ TECHNOLOGIES, INC.

NEXIQ TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	September 24,	March 25,
	2000	2001
		(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$102,156	$2,030,453
Accounts receivable - net of allowance for doubtful accounts of $300,000 and $60,000, respectively	1,206,472	1,758,130
Inventories	441,151	751,995
Prepaid expenses and other current assets	258,780	592,149
Refundable income taxes	105,551	91,700
Prepaid income taxes	97,425	97,425
Net assets of discontinued operations	6,391,000	-
	---------------	-------------
Total current assets	8,602,535	5,321,852
Property, Plant and Equipment at cost, less accumulated depreciation	889,991	813,667

Other Assets	3,565,037	4,354,870
	---------------	----------------
	$13,057,563	$10,490,389
	=========	=========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Notes Payable	$18,276,246	$10,132,770
Accounts payable	1,391,700	1,873,941
Accrued expenses	2,788,878	3,204,451
	----------------	----------------
Total current liabilities	22,456,824	15,211,162
	----------------	---------------
Convertible Notes Payable	10,978,369	17,099,773
	----------------	---------------
Other Long-Term Liability	944,238	814,230

	---------------	--------------
Deferred Income Taxes	144,537	144,537
	----------------	--------------
Commitments
Stockholders ' Deficit:
Common stock, $.01 par value;
authorized 75,000,000 shares issued and
outstanding 7,891,963 and
7,894,238, respectively	78,920	78,942
Additional paid-in capital	18,191,200	24,796,419
Accumulated deficit	(39,736,525)	(47,654,674)
	----------------	---------------
Total stockholders' deficit	(21,466,405)	(22,779,313)
	----------------	---------------
	$13,057,563	$10,490,389
	==========	==========

See notes to consolidated financial statements

NEXIQ TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	March 26,	March 25,	March 26,	March 25,
	2000	2001	2000	2001
	-------------	-------------	-------------	------------
Continuing Operations:
Net Sales	$3,588,053	$3,302,783	$7,161,121	$6,469,478
Cost of Goods Sold	1,422,127	1,242,769	2,856,588	2,639,096
	---------------	---------------	---------------	--------------
Gross Profit	2,165,926	2,060,014	4,304,533	3,830,382
	---------------	---------------	---------------	--------------
Operating Expenses:
Research and development	822,166	2,096,739	1,504,735	3,565,278
Selling, general and administration	2,028,200	1,900,751	4,253,390	3,835,667
Restructuring costs	130,000	-	1,770,.000	-
	-------------	--------------	---------------	--------------
Total Operating Expenses	2,980,366	3,997,490	7,528,125	7,400,945
	----------------	---------------	---------------	--------------
Operating Loss	(814,440)	(1,937,476)	(3,223,592)	(3,570,563)

Other Income (Expense):
Interest expense	(739,171)	(1,551,266)	(991,505)	(2,798,446)
Forbearance expense	-	-	(285,000)	-
Other, net	(159)	55,859	(5,434)	55,859
	---------------	--------------	--------------	------------
Loss Before Income Taxes	(1,553,770)	(3,432,883)	(4,505,531)	(6,313,150)

Income Tax Expense (Benefit)	-	-	-	-
	---------------	--------------	--------------	---------------

Loss from Continuing Operations	(1,553,770)	(3,432,883)	(4,505,531)	(6313,150)

Discontinued Operations:
Estimated loss from disposal of discontinued operations	(1,560,000)	-	(1,560,000)	-
	------------------	-----------------	----------------	--------------
Loss before cumulative effect of change in accounting principle	(3,113,770)	(3,432,883)	(6,065,531)	(6,313,150)
Cumulative Effect of Change in Accounting Principle	-	-	-	(1,605,000)
	----------------	-----------------	----------------	--------------
Net Loss	$(3,113,770)	$(3,432,883)	$(6,065,531)	$(7,918,150)
	==========	===========	==========	===========

Earnings (Loss) Per Share:
Continuing operations	$ (0.26)	$(0.43)	($0.74)	$(0.80)
Discontinued operations	(0.26)	-	(0.26)	-
Effect of accounting change	-	-	-	(0.20)
	---------------	-----------------	--------------	--------------
Net loss	$(0.52)	$(0.43)	$(1.00)	$(1.00)
	==========	==========	========	========

Weighted Average Common Shares	6,052,568	7,893,992	6,051,579	7,893,087
Effect of Dilutive Options	-	-	-	-
	--------------	-------------- -	-------------	-------------
Adjusted Weighted Average Common Shares	6,052,568	7,893,992	6,051,579	7,893,087
	=========	==========	=========	==========

See notes to consolidated financial statements

NEXIQ TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	March 26,	March 25,
	2000	2001
	-----------------------------	----------------------------
Cash Flows From Operating Activities:
Net loss	$(6,065,531)	$(7,918,150)
	-----------------	---------------
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,285,934	1,601,340
Loss from disposal of discontinued operations	1,560,000	-
Cumulative effect of change in accounting principle	-	1,605,000
Other	-	5,920
Changes in current assets and liabilities net of effects of businesses divested:
Accounts receivable	4,164,420	(288,540)
Accounts receivable - other	(258,915)	-
Inventories	(540,759)	(310,844)
Prepaid expenses and other current assets	(54,294)	(346,792)
Accounts payable	(1,536,929)	5,034
Accrued expenses	753,014	581,221
Accrued income taxes	405,439	-
	--------------	----------------
Total adjustments	5,777,910	2,862,339
	--------------	----------------
Net cash used in operating activities	(287,621)	(5,055,811)
	----------------	----------------
Cash Flows From Investing Activities:
Proceeds from sale of businesses	39,367,083	5,550,572
Additions to property, plant and equipment	(310,112)	(235,321)
Payments of accrued acquisition costs	(149,066)	-
	----------------	---------------
Net cash provided by investing activities	38,907,905	5,315,251
	-----------------	------------------
Cash Flows From Financing Activities:
Payments of debt	(39,129,624)	(8,143,476)
Proceeds from debt, net of debt issuance costs	-	4,812,092
Proceeds from sale of warrants to purchase common stock and beneficial conversion feature	-	4,995,571
Proceeds from issuance of common stock	11,173	4,670
	----------------	-----------------
Net cash provided by (used in) investing activities	(39,118,451)	1,668,857
	----------------	------------------
Net Increase (Decrease) in Cash and Cash Equivalents	(498,167)	1,928,297
Cash and Cash Equivalents, Beginning of Period	550,320	102,156
	-----------------	--------------------
Cash and Cash Equivalents, End of Period	$52,153	$2,030,453
	==========	============
Supplemental Disclosure of Cash Information:
Income taxes refunded	$(117,054)	$-
Interest paid	5,480,641	719,331

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The financial statements for the three months and six months ended March 25, 2001 and March 26, 2000 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission (File No. 0-19717), which included financial statements for the years ended September 24, 2000 and September 26, 1999.

Certain prior year amounts have been reclassified to conform with current year presentation.

The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full fiscal year.

2. INVENTORIES

Inventory consists of:

	September 24,	March 25,
	2000	2001
	--------------------	-------------------

Raw Materials	$281,199	$514,595
Work-in-Process	40,422	104,449
Finished Goods	119,530	132,951
	------------------	----------------
Total	$441,151	$751,995
	==========	=========

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

In January 2000, the Company received $5.0 million in cash upon completing the Term C Financing under the Convertible Note Agreement in exchange for issuing the following securities: warrants to purchase 571,000 shares of common stock at $1.75 per share (initially valued at $0.9 million) and a $5.0 million Term C Convertible Note with terms identical to the Term B Convertible Notes (initially valued at $0.3 million).

In accordance with the Emerging Issues Task Force (EITF) 00-27, "Accounting of Issue 98.5 to Certain Convertible Instruments," the Company has recorded a beneficial conversion feature in additional paid in capital related to the Term A Financing of approximately $1.6 million as a cumulative effect of a change in accounting principle. The resulting discount on the debt has been fully amortized immediately, since the debt is convertible at any time at the option of the holder.

In addition, the Company has allocated a portion of the proceeds from the Term C Financing to the beneficial conversion feature of the Term C Convertible Note. The Company has recorded a beneficial conversion feature of $3.8 million in additional paid in capital in connection with Term C Financing resulting in a discount on the Term C Convertible Notes. The discount is being amortized over the period ended July 2003.

ITEM 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and footnotes contained in the Company's Form 10-Q for the period ending March 25, 2001 and the Form 10-K for the year ended September 24, 2000, filed with the Securities and Exchange Commission. In addition to historical information, this report contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this section. Readers should carefully review the risks described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K where the fiscal year ended September 24, 2000. Readers are cautioned not to place undue reliance on the forward-looking statements that speak as of the date of this report only. The Company undertakes no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

RESULTS OF OPERATIONS

Net sales of $3.3 million for the second quarter of fiscal 2001 decreased 8.0% from sales of $3.6 million for the second quarter of fiscal 2000. For the first six months of fiscal 2001 the Company reported sales of $6.5 million, 9.7% lower than sales of $7.2 million for the first six months of fiscal 2000. The decrease was primarily due to a decline in product sales to its former principal distributor.

Cost of sales of $1.2 million for the second quarter of fiscal 2001 resulted in a gross profit of 62.4%, compared to a gross profit of 60.4% for the same period of fiscal 2000. Cost of sales of $2.6 million for the first six months of fiscal 2001 resulted in a gross profit of 59.2%, compared to a gross profit of 60.1% for the same period of fiscal 2000. The decrease in the Company's gross profit percentage in the first six months of fiscal 2001 was primarily attributable to a change in mix of products sold.

Research and new product development expenses were $2.1 million, 63.5% of sales, and $3.6 million, 55.1% of net sales, for the fiscal quarter and the six months ended March 25, 2001, respectively. For the same fiscal quarter and six month periods of fiscal 2000, research and new product development expenses were $0.8 million, 22.9% of sales, and $1.5 million, 21.0% of sales, respectively. The increase was attributed to the development e-Technician, a web-based remote diagnostic and "telematics" platform for commercial vehicles.

Selling, general and administration expenses were $1.9 million and $2.0 million for the second quarter of fiscal 2001 and 2000, respectively, and $3.8 million and $4.3 million, for the six months of fiscal 2001 and 2000, respectively. As a percentage of sales, selling, general and administrative expenditures were 57.6% and 56.5% for the fiscal 2001 and 2000 quarters, respectively, and 59.3% and 59.4% for the six month of fiscal 2000 and 1999, respectively. The changes in selling, general and administrative expenses in fiscal 2001 is primarily attributable to a reduction in executive and administration personnel and costs related to consultants and advisors incurred in connection with the debt negotiations with the bank syndicate. The Company recognized a charge of $0.1 million in the second quarter of fiscal 2001 in connection with the settlement of litigation matter.

The Company's operating loss for the second quarter of fiscal 2001 and 2000 was $1.9 million and $0.8 million, respectively. For the six months ended March 25, 2001 and March 26, 2000 the Company's operating loss was $3.6 million and $3.2 million, respectively. The increase in the operating loss was primarily due to the increase in research and new product development costs.

The Company's other income (expense) was ($1.5) million for the second quarter of fiscal 2001 compared to ($0.7) million in the second quarter of fiscal 2000. For the six months ended March 25, 2001 and March 26, 2000 other income (expense) was ($2.7) million and ($1.3), respectively. The increase in the Company's interest expense in 2001 compared to 2000 is primarily the result of increased debt related to continued operations as well as an increase in the overall effective interest rate from 2000 to 2001.

The Company recognized an estimated loss on disposal of discontinued operations of $1.6 million in the second quarter of fiscal 2000. The loss was primarily attributable to a higher than anticipated loss on the sales of its rugged handheld computer and terminal businesses and the operating results of the discontinued operations and higher than anticipated interest expense.

LIQUIDITY AND CAPITAL RESOURCES

As of March 25, 2001 the Company had a working capital deficit of $9.9 million compared to $13.8 million deficit at September 24, 2000. Net cash used in operating activities totaled $5.1 million and $0.3 million for the six months ended March 25, 2001 and March 26, 2000, respectively.

As of March 25, 2001, the Company had no material commitments for capital expenditures.

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

On August 9, 2000, the Company amended its credit facility agreement with a syndication of banks. The terms of the modified agreement provide a $6.5 million revolving line of credit and term notes that expire on July 31, 2001. As of March 25, 2001, there was $10.8 of term note borrowings outstanding under the agreement. Interest on all borrowings is payable monthly at prime (8.0% at March 25, 2001) plus 1.75%.

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

NEXIQ TECHNOLOGIES, INC.

(Registrant)

Date: May 7, 2001

/s/ Jack E. Schang

Jack E. Schang

President

and Chief Operating Officer

Date May 7, 2001

/s/ John W. Powers

John W. Powers

Vice President and

Chief Financial Officer