Form 10-Q/A
period 2000-12-24
NEXIQ TECHNOLOGIES INC
filed 2001-05-11
CIK 881771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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
Commitments
Stockholders ' Equity (Deficit)
Common stock, $.01 par value;
authorized 75,000,000 shares issued and
outstanding 7,891,963 and
7,893,958, respectively	78,920	78,936
Additional paid-in capital	18,191,200	20,108,089
Accumulated deficit	(39,736,525)	(44,221,792)
	----------------	---------------
Total stockholders' deficit	(21,466,405)	(24,034,767)
	----------------	---------------
	$13,057,563	$8,512,295
	==========	==========

See notes to consolidated financial statements

NEXIQ TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	December 26,	December 24,
	1999	2000
	-------------------	----------------
Continuing Operations:
Net Sales	$3,573,068	$3,166,695
Cost of Goods Sold	1,434,461	1,396,327
	------------------	----------------
Gross Profit	2,138,607	1,770,368
	-----------------	-----------------
Operating Expenses:
Research and development	682,569	1,671,784
Selling, general and administration	2,225,190	1,731,671
Restructuring costs	1,640,000	-
	---------------	---------------
Total Operating Expenses	4,547,759	3,403,455
	--------------	----------------
Operating Loss	(2,409,152)	(1,633,087)
Other Income (Expense):
Interest expense	(252,334)	(1,247,180)
Forbearance expense	(285,000)	-
Other, net	(5,275)	-
	----------------	-----------------
Loss Before Income Taxes	(2,951,761)	(2,880,267)
Income Tax Expense (Benefit)	-	-
	--------------	----------------
Loss from Continuing Operations	(2,951,761)	(2,880,267)
Discontinued Operations:
Loss from disposal of discontinued operations	-	-
	---------------	----------------
Loss before Cumulative Effect of Change in Accounting Principle	(2,951,761)	(2,880,267)
Cumulative effect of change in accounting principle	-	(1,605,000)
	---------------	---------------
Net Loss	$(2,951,761)	$(4,485,267)
	=========	==========
Earnings (Loss) Per Share:
Continuing operations	$(0.49)	$(0.37)
Discontinued operations	-	-
Effect of accounting change	-	(0.20)
	-------------	--------------
Net loss	$(0.49)	$(0.57)
	---------------------------	------------------
Weighted Average Common Shares	6,050,608	7,892,182
Effect of Dilutive Options	-	-
	---------------	----------------
Adjusted Weighted Average Common Shares	6,050,608	7,892,182
	==========	=========

See notes to consolidated financial statements

NEXIQ TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	December 26,	December 24,
	1999	2000
	--------------------------------	----------------------------
Cash Flows From Operating Activities:
Net loss	$(2,951,761)	$(4,485,267)
	-----------------	---------------
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	795,465	645,550
Cumulative effect of change in accounting principle	-	1,605,000
Other	1,589	5,919
Changes in current assets and liabilities net of effect of businesses divested:
Accounts receivable	3,074,810	(22,957)
Accounts receivable - other	321,054	-
Inventories	(1,346,374)	(66,444)
Prepaid expenses and other current assets	(286,520)	(209,531)
Account payable	18,002	(174,539)
Accrued expenses	2,520,658	426,192
Accrued income taxes	447,280	-
	--------------	----------------
Total adjustments	5,545,964	2,209,190
	--------------	----------------
Net cash provided by (used in) operating activities	2,594, 203	(2,276,077)
	----------------	-------------------
Cash Flows From Investing Activities:
Proceeds from sale of businesses	7,083,254	5,550,572
Additions to property, plant and equipment	(188,525)	(145,916)
Payments of accrued acquisition costs	(89,032)	-
	----------------	-------------------
Net cash provided by investing activities	6,805,697	5,404,656
	-----------------	------------------
Cash Flows From Financing Activities:
Payments of debt	(9,842,677)	(7,517,620)
Proceeds from debt, net of debt issuance costs	-	4,599,092
Proceeds from sale of warrants to purchase common stock	-	308,571
Proceeds from issuance of common stock	3,044	3,334
	----------------	-----------------
Net cash used in financial activities	(9,839,633)	(2,606,623)
	----------------	------------------
Effect of Foreign Currency Translation on Cash	31,102	-
	---------------	-------------------
Net Increase (Decrease) in Cash and Cash Equivalents	(408,631)	521,956
Cash and Cash Equivalents, Beginning of Period	550,320	102,156
	-----------------	--------------------
Cash and Cash Equivalents, End of Period	$141,689	$624,112
	==========	============
Supplemental Disclosure of Cash Information:
Income taxes paid	$ -	$ -
Interest paid	2,910,879	433,569

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

5. RESTATEMENT

Subsequent to the Company's filing on Form 10-Q for the first quarter ended December 24, 2000, the Company concluded it was necessary to reflect the impact of Emerging Issues Task Force (EITF) 00-27 "Application of Issue 98-5 to Certain Convertible Instruments" as a cumulative change in accounting principle as of the beginning of the quarter ended December 24, 2000. As a result, the Company has concluded that it was necessary to revise its previously disclosed unaudited results of operations for the three months ended December 24, 2000.

In accordance with EITF 00-27, the Company has allocated $1.6 million of the proceeds from the Term A Financing to the beneficial conversion feature resulting in a discount on the Term A Convertible Note. The beneficial conversion feature has been recorded in additional paid in capital. The resulting discount on the Term A Convertible Note has been fully amortized, since the debt is immediately convertible at the option of the holder. Consequently, the cumulative effect of a change in accounting principle has been reflected in the statement of operations as of the beginning of the quarter ended December 24, 2000.

A summary of the impact of the restatement on the consolidated financial statements for the unaudited three month period ended December 24, 2000, is as follows:

	As Previously Reported	As Restated
	______________________	_______________
Cumulative effect of a change in accounting principle	$-	$(1,605,000)
Net Loss	(2,880,267)	(4,485,267)
Net loss per share	(0.36)	(0.57)
Additional Paid In Capital	18,503,089	20,108,089
Accumulated deficit	(42,626,792)	(44,221,792)
Total Equity	(24,034,767)	(24,034,767)

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

Term A Financing - On July 31, 2000, the Company completed the Term A Financing. Under the Term A Financing, the Company issued the following securities in exchange for $12.6 million in cash and notes with outstanding principal of $1.5 million: 1.8 million shares of common stock; warrants to purchase 1.6 million shares of common stock at $1.75 per share; and $14.1 million principal value of Term A Convertible Notes. The Term A Convertible Notes, which mature in three years, bear interest at an annual rate of 10.75%, payable in cash or in additional notes at the option of the Company. The Term A Convertible Notes are convertible at any time at the option of the holder or the Company, under certain conditions, at $1.75 per share.

Term B Financing - In November 2000, the Company completed the Term B Financing under the Convertible Note Agreement. Under the terms of the Term B Financing, the Company received $5.0 million in cash in exchange for the following securities: warrants to purchase 571,000 shares of common stock at $1.75 per share and Term B Convertible Notes with a principal value of $5.0 million. The Term B Convertible Notes mature on July 31, 2003, bear interest at an annual rate of 10.75% payable in cash or in additional notes at the option of the Company. The Term B Convertible Notes are convertible at any time at the option of the holder or the Company, under certain conditions at $1.75 per share.

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

Date: May 11, 2001

/s/ John R. Allard

John R. Allard

President, Chief Executive Officer

and Chairman of the Board

Date May 11, 2001

/s/ John W. Powers

John W. Powers

Vice President and

Chief Financial Officer