Form 10-Q
period 2001-06-24
NEXIQ TECHNOLOGIES INC
filed 2001-08-08
CIK 881771

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/XX/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

For the quarterly period ended June 24, 2001

OR

/__/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
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

_________________________________________________________________________________
Former name, former address, and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X No ___

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ___ No___

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of July 26, 2001
Common Stock, par value $.01	9,611,443 shares

NEXIQ TECHNOLOGIES, INC.

INDEX

PART I -FINANCIAL INFORMATION	Page No.

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets -June 24, 2001 and September 24, 2000	3

Condensed Consolidated Statements of Operations - Thee Months Ended June 24, 2001 and June 25, 2000 - Nine months Ended June 24, 2001 and June 25, 2000	4

Condensed Consolidated Statements of Cash Flows - Nine months Ended June 24, 2001 and June 25, 2000	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3 Quantitative and Qualitative Disclosure About Market Risk	11

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	12

SIGNATURES	13

NEXIQ TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 24, 2000	June 24, 2001 (unaudited)
ASSETS
Current assets
Cash and cash equivalents	$102,156	$2,173,470
Accounts receivable - net of allowance for doubtful accounts of $300,000 and $67,675, respectively	1,206,472	1,833,702
Inventories	441,151	944,900
Prepaid expenses and other current assets	258,780	605,489
Refundable income taxes	105,551	102,735
Deferred income taxes	97,425	97,425
Net assets of discontinued operations	6,391,000	—

Total current assets	8,602,535	5,757,811

Property, Plant and Equipment at cost, less accumulated deprecation	889,991	1,358,948

Other assets	3,565,037	7,968,329

	$13,057,363	$15,085,088

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Notes payable	$18,276,246	$13,544,894
Accounts payable	1,391,700	1,585,942
Accrued expenses	2,788,878	3,609,886

Total current liabilities	22,456,824	18,740,722

Convertible Notes Payable	10,978,369	17,940,691

Other Long-Term Liability	944,238	909,094

Deferred Income Taxes	144,537	144,537

Stockholders' Deficit:
Common stock, $0.01 par value; authorized 75,000,000 Shares; issued and outstanding 7,891,963 and 9,611,443, respectively	78,920	96,114
Additional paid-in capital	18,191,200	29,140,644
Accumulated deficit	(39,736,525)	(51,886,714)

Total stockholders' deficit	(21,466,405)	(22,649,956)

	$13,057,563	$15,085,088

See notes to condensed consolidated financial statements

NEXIQ TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended

	June 25, 2000	June 24, 2001	June 25, 2000	June 24, 2001

Continuing Operations:
Net Sales	$3,573,724	$3,379,359	$10,734,845	$9,848,837
Cost of Goods Sold	1,409,141	1,367,668	4,265,729	4,006,764

Gross Profit	2,164,583	2,011,691	6,469,116	5,842,073

Operating Expenses:
Research and development	818,748	2,250,859	2,323,483	5,816,137
Selling, general and administration	1,670,593	2,194,216	5,923,983	6,029,883
Restructuring costs	—	—	1,770,000	—

Total Operating Expenses	2,489,341	4,445,075	10,017,466	11,846,020

Operating Loss	(324,758)	(2,433,384)	(3,548,350)	(6,003,947)

Other Income (Expense):
Interest expense	(1,030,919)	(1,839,354)	(2,022,424)	(4,637,800)
Forbearance expense	(253,500)	—	(538,500)	—
Other, net	1,479	40,699	(3,955)	96,558

Loss Before Income Taxes	(1,607,698)	(4,232,039)	(6,113,229)	(10,545,189)
Income Tax Expense (Benefit)	—	—	—	—

Loss from Continuing Operations	$(1,607,698)	$(4,232,039)	$(6,113,229)	$(10,545,189)

Discontinued Operations:
Estimated loss from disposal of discontinued operations	(615,000)	—	(2,175,000)	—

Loss before cumulative effect of change in accounting principle	(2,222,698)	(4,232,039)	(8,288,229)	(10,545,189)

Cumulative Effect of Change in Accounting Principle	—	—	—	(1,605,000)

Net Loss	$(2,222,698)	$(4,232,039)	$(8,288,229)	$(12,150,189)

Earnings (Loss) Per Share:
Continuing operations	$(0.27)	$(0.49)	$(1.01)	$(1.29)
Discontinued Operations	(0.10)	—	(0.36)	—
Effect of Accounting Change	—	—	—	(0.20)

Net Loss	$(0.37)	$(0.49)	$(1.37)	$(1.49)

Weighted Average Common Shares	6,053,259	8,723,412	6,053,243	8,169,862
Effect of Dilutive Options	—	—	—	—

Basic and Dilutive Weighted Average Shares Outstanding	6,053,259	8,723,412	6,053,243	8,169,862

See notes to condensed consolidated financial statements

NEXIQ TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	June 25, 2000	June 24, 2001
Cash Flows From Operating Activities:
Net loss	$(8,288,229)	$(12,150,189)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,555,722	2,677,209
Loss from disposal of discontinued operations	2,175,000	—
Cumulative effect of change in accounting principle	—	1,605,000
Other	—	110,919
Changes in current assets and liabilities net of effects of businesses divested:
Accounts receivable	4,327,085	166,669
Accounts receivable - other	476,833	—
Inventories	(664,932)	(503,839)
Prepaid expenses and other current assets	(21,276)	(353,716)
Accounts payable	(1,853,532)	(417,565)
Accrued expenses	794,209	1,146,861
Accrued income taxes	405,439	—

Total adjustments	7,194,548	4,431,538

Net cash used in operating activities	(1,093,681)	(7,718,651)

Cash Flows From Investing Activities:
Proceeds from sale of businesses, net of expenses	41,203,602	5,550,572
Acquisitions of business, net of acquisition costs	—	150,167
Additions to property, plant and equipment	(518,051)	(368,143)
Payment of accrued acquisition costs	(149,040)	—

Net cash provided by investing activities	40,536,511	5,332,596

Cash Flows From Financing Activities:
Payments of notes payable	(40,530,647)	(5,111,352)
Proceeds from debt, net of debt issuance costs	—	4,789,460
Payments of other long-term liabilities	—	(226,294)
Proceeds from sale of warrants to purchase common stock and beneficial conversion feature	—	4,995,571
Proceeds from issuance of common stock	11,463	9,984

Net cash provided by (used in) investing activities	(40,519,184)	4,457,369

Net Increase (Decrease) in Cash and Cash Equivalents	(1,076,345)	2,071,314

Cash and Cash Equivalents, Beginning of Period	1,086,708	102,156

Cash and Cash Equivalents, End of Period	$10,354	$2,173,470

Supplemental Disclosure of Cash Information:
Income taxes paid (refunded)	$(117,054)	$—
Interest paid	6,309,867	977,643

Non-cash Investing Activities:
Promissory note received in sale of business	$—	$1,000,000
1,714,285 shares of common stock issued to acquire business

See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  BASIS OF PRESENTATION

The financial statements for the three months and nine months ended June 24, 2001 and June 25, 2000 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission (File No. 0-19717), which included financial statements for the years ended September 24, 2000.

Certain prior year amounts have been reclassified to conform to current year presentation.

The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full fiscal year.

2.  INVENTORIES

Inventory consists of:
	September 24,	June 24,
	2000	2001

Raw Materials	$281,199	$763,443
Work in Process	40,422	27,761
Finished Goods	119,530	153,786

Total	$441,151	$944,990

3.  DISCONTINUED OPERATIONS

In November 2000, the Company completed the sale of WPI Instruments, Inc. and WPI Magnetec, Inc. to an investor group led by WPI Instruments management for approximately $6.1 million in cash and a $1.0 million promissory note, subject to final purchase price adjustments. The proceeds from the sale were applied to the outstanding bank debt and permanently reduced the outstanding bank loans by $5.0 million.

4.  ACQUISTION

In May 2001, the Company completed the acquistion of Diversified Software Industries, Inc. an independent software developer. In connection with the acquisition, NEXIQ Technologies issued 1,714,285 shares of common stock in exchange for all the outstanding shares of Diversified Software. In addition, NEXIQ Technologies granted nonstatutory stock options to acquire 1.0 million shares of NEXIQ common stock to certain employees of Diversified Software. The acquisition was accounted for as a purchase with excess purchase price over the estimated fair value of net assets acquired of approximately $3.9 million. The Company has not completed the final allocation of the components of intangible assets, and has assigned the excess principally to goodwill. Accordingly, the purchase price allocations are estimates and could change upon the completion of asset valuations, which are on-going as of the date of this filing.

The following pro forma results of operations reflect this transaction as if it had occurred on September 27, 1999. The pro forma data does not purport to be indicative of the results that would actually have been reported if the transaction had occurred on such date (unaudited):

	Three Months Ended		Nine Months Ended

	June 25, 2000	June 24, 2001	June 25, 2000	June 24, 2001

Net Sales	$3,986,727	$3,464,838	$12,706,103	$10,807,540
Loss before cumulative effect of change in accounting principle	(2,868,633)	(4,654,823)	(9,412,478)	(12,299,621)
Net loss	(2,868,633)	(4,654,823)	(9,412,478)	(13,904,621)

Earnings (Loss) Per Share:
Loss before cumulative effect of change in accounting principle	$(0.37)	$(0.48)	$(1.21)	$(1.28)
Net loss	(0.37)	(0.48)	(1.21)	(1.45)

5.  LONG-TERM DEBT

In November 2000, the Company completed the Term B Financing under the Convertible Note Agreement. Under the terms of the Term B Financing, the Company received $5.0 million in cash in exchange for the following securities: warrants to purchase 571,000 shares of common stock at $1.75 per share and Term B Convertible Note with a principal value of $5.0 million. The Term B Convertible Note matures on July 31, 2003, bears interest at an annual rate of 10.75% payable in cash or in additional notes at the option of the Company. The Term B Convertible Note is convertible into common stock at the option of the holder or the Company, under certain conditions, at $1.75 per share.

In January 2001, the Company received $5.0 million in cash upon completing the Term C Financing under the Convertible Note Agreement in exchange for issuing the following securities: warrants to purchase 571,000 shares of common stock at $1.75 per share (initially valued at $0.9 million) and a $5.0 million Term C Convertible Note with terms identical to the Term B Convertible Notes (initially valued at $0.3 million).

In accordance with the Emerging Issues Task Force (EITF) 00-27, "Application of Issue 98-5 to Certain Convertible Instruments," the Company has recorded a beneficial conversion feature in additional paid in capital related to the Term A Financing of approximately $1.6 million as a cumulative effect of a change in accounting principle. The resulting discount on the debt has been fully amortized immediately, since the debt is convertible at any time at the option of the holder.

In addition, the Company has allocated a portion of the proceeds from the Term C Financing to the beneficial conversion feature of the Term C Convertible Note. The Company has recorded a beneficial conversion feature of $3.8 million in additional paid in capital in connection with the Term C Financing resulting in a discount on the Term C Convertible Note. The discount is being amortized over the period ending July 2003.

6. NET LOSS PER COMMON SHARE

Basic earnings per share ("EPS") is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Other obligations, such as stock options and warrants, are considered to be potentially dilutive common shares. Diluted EPS assumes the issuance of potential dilutive common shares outstanding during the period and adjusts for any changes in income and the repurchase of common shares that would have occurred from the assumed issuance.

During the three and nine month periods ended June 24, 2001, options and warrants to purchase 5,217,000 and 4,224,000 shares of common stock, respectively, were outstanding and were not included in the computation of diluted EPS because the effect would have been anti-dilutive. For the comparable three and nine month periods ended June 25, 2000, options and warrants to purchase 1,157,000 and 1,025,000 shares of common stock, respectively, were outstanding and were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

7.  RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS 141 replaces Accounting Principles Board Opinion 16, "Business Combinations," and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 replaces APB 17, "Intangible Assets." In accordance with SFAS No. 141 and 142, effective for the Company's fiscal year 2003, as a replacement to amortization of goodwill and intangible assets with indefinite lives, the Company will evaluate goodwill and intangible assets for impairment annually. The Company is currently reviewing these statements to determine their impact.

ITEM 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and footnotes contained in the Company's Form 10-Q for the period ended June 24, 2001 and the Form 10-K for the year ended September 24, 2000, filed with the Securities and Exchange Commission. In addition to historical information, this report contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this section. Readers should carefully review the risks described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended September 24, 2000. Readers are cautioned not to place undue reliance on the forward-looking statements which speak as of the date of this report only. The Company undertakes no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

RESULTS OF OPERATIONS

Net sales of $3.4 million for the third quarter of fiscal 2001 decreased 5.4% from sales of $3.6 million for the third quarter of fiscal 2000. For the first nine months of fiscal 2001 the Company reported sales of $9.8 million, 8.3% lower than sales of $10.7 million for the first nine months of fiscal 2000. The decrease was primarily due to a decline in product sales to its former principal distributor.

Cost of sales of $1.4 million for the third quarter of fiscal 2001 resulted in a gross profit of 59.5%, compared to a gross profit of 60.6% for the same period of fiscal 2000. Cost of sales of $4.0 million for the first nine months of fiscal 2001 resulted in a gross profit of 59.3%, compared to a gross profit of 60.3% for the same period of fiscal 2000. The decrease in the Company's gross profit percentage in the first nine months of fiscal 2001 was primarily attributable to a change in mix of products sold.

Research and new product development expenses were $2.3 million, 66.6% of sales, and $5.8 million, 59.1% of net sales, for the fiscal quarter and the nine months ended June 24, 2001, respectively. For the same fiscal quarter and nine month period of fiscal 2000, research and new product development expenses were $0.8 million, 22.9% of sales, and $2.3 million, 21.6% of sales, respectively. The increase was attributed to the development e-Technician, a web-based remote diagnostic and "telematics" platform for commercial vehicles and the acquisition of Diversified Software Industries, Inc.

Selling, general and administration expenses were $2.2 million and $1.7 million for the third quarter of fiscal 2001 and 2000, respectively, and $6.0 million and $5.9 million, for the nine months of fiscal 2001 and 2000, respectively. As a percentage of sales, selling, general and administrative expenditures were 64.9% and 46.7% for the fiscal 2001 and 2000 third quarters, respectively, and 61.2% and 55.2% for the nine months of fiscal 2001 and 2000, respectively. The changes in selling, general and administrative expenses in fiscal 2001 are primarily attributable to an increase as a result of the acquisition of Diversified Software offset in part by a reduction in executive and administrative personnel and costs related to consultants and advisors incurred in connection with the debt negotiations with the bank syndicate.

The Company's operating loss for the third quarter of fiscal 2001 and 2000 was $2.4 million and $0.3 million, respectively. For the nine months ended June 24, 2001 and June 25, 2000 the Company's operating loss was $6.0 million and $3.5 million, respectively. The increase in the operating loss was primarily due to the increase in research and new product development costs.

The Company's other income (expense) was ($1.8) million for the third quarter of fiscal 2001 compared to ($1.3) million in the third quarter of fiscal 2000. For the nine months ended June 24, 2001 and June 25, 2000 other income (expense) was ($4.5) million and ($2.6), respectively. The increase in the Company's interest expense in 2001 compared to 2000 is primarily the result of increased debt related to continued operations as well as an increase in the overall effective interest rate from 2000 to 2001.

The Company recognized an estimated loss on disposal of discontinued operations of $0.6 million in the third quarter of fiscal 2000. The loss was primarily attributable to a higher than anticipated loss on the sales of its rugged handheld computer and terminal businesses and the operating results of the discontinued operations and higher than anticipated interest expense.

LIQUIDITY AND CAPITAL RESOURCES

As of June 24, 2001 the Company had a working capital deficit of $13.0 million compared to $13.9 million deficit at September 24, 2000. Net cash used in operating activities totaled $7.7 million and $1.1 million for the nine months ended June 24, 2001 and June 25, 2000, respectively.

As of June 24, 2001, the Company had no material commitments for capital expenditures.

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

Term A Financing - On July 31, 2000, the Company completed the Term A Financing. Under the Term A Financing, the Company issued the following securities in exchange for $12.6 million in cash and notes with outstanding principal of $1.5 million: 1.8 million shares of common stock; warrants to purchase 1.6 million shares of common stock at $1.75 per share; and $14.1 million principal value of Term A Convertible Notes. The Term A Convertible Notes, which mature in three years, bear interest at an annual rate of 10.75%, payable in cash or in additional notes at the option of the Company. The Term A Convertible Notes are convertible into common stock at the option of the holder or the Company, under certain conditions, at $1.75 per share.

Term B Financing - In November 2000, the Company completed the Term B Financing under the Convertible Note Agreement. Under the terms of the Term B Financing, the Company received $5.0 million in cash in exchange for the following securities: warrants to purchase 571,000 shares of common stock at $1.75 per share and Term B Convertible Notes with a principal value of $5.0 million. The Term B Convertible Notes mature on July 31, 2003, bear interest at an annual rate of 10.75% payable in cash or in additional notes at the option of the Company. The Term B Convertible Notes are convertible into common stock at the option of the holder or the Company, under certain conditions at $1.75 per share.

Term C Financing - In January 2001, the Company received $5.0 million in cash upon completing the Term C Financing. The securities issued and the terms thereof are identical to the Term B Convertible Notes discussed above.

On August 9, 2000, the Company amended its credit facility agreement with a syndication of banks. The terms of the modified agreement provide a $6.5 million revolving line of credit and term notes that expire on July 31, 2001. As of June 24, 2001, borrowings outstanding under the agreement totaled $13.2 million, consisting of $3.1 million under the revolving line of credit and $10.1 million of term notes. Interest on all borrowings is payable monthly at prime (6.75% at June 24, 2001) plus 1.75%.

The Company has requested and is presently in the process of negotiating the terms of further extension of its credit facility with the banks. In addition, managment is pursuing an increase in its borrowing capacity under the credit facility. If the Company is not successful in extending its credit facility and in increasing its borrowing capacity, management plans to pursue other sources of debt and equity financing. There can be no assurance that the Company will be successful in obtaining additional financing or amending and extending the credit facility. If the Company is not successful in extending the credit facility or obtaining alternative financing to repay borrowings under the facility, management would consider all of the options then available, including a bankruptcy filing.

As of June 24, 2001, the Company has a $0.4 million note payable to a bank assumed in connection with the acquisition of Diversified Software. The note bears interest at 9%, is secured by a $0.3 million certificate of deposit and is due August 6, 2001. The Company has requested and is presently in the process of negotiating the terms for the extension of the note. There can be no assurance that the Company will be successful in negotiating the terms for the extension of the note.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS 141 replaces Accounting Principles Board Opinion 16, "Business Combinations," and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 replaces APB 17, "Intangible Assets." In accordance with SFAS No. 141 and 142, effective for the Company's fiscal year 2003, as a replacement to amortization of goodwill and intangible assets with indefinite lives, the Company will evaluate goodwill and intangible assets for impairment annually. The Company is currently reviewing these statements to determine their impact.

ITEM 3.

Quantitative and Qualitative Disclosure About Market Risk

The Company has considered the provisions of Financial Reporting Release No. 48, "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." The Company had no holdings of derivative financial or commodity-based instruments at June 24, 2001. A review of the Company's other financial instruments and risk exposures at that date revealed that the Company had exposure to interest risk. At June 24, 2001, the Company performed sensitivity analysis to assess these risks and concluded that the effects of hypothetical changes of 100 basis points in average interest rates would not be expected to materially affect the Company's financial position, results of operations or cash flows.

NEXIQ TECHNOLOGIES, INC.

PART II - Other Information

Item 6. Exhibits and Reports on Form 8-K

        A. Exhibits

              None.

       B. Reports on Form 8-K

              On May 18, 2001 the Registrant filed a report under Item 2 of Form 8-K to report the acquisition of Diversified Software Industries, Inc.

              On May 31, 2001 the Registrant filed a report under Item 4 of Form 8-K to report a change in independent accountants.

              On July 25, 2001 the Registrant filed a report under Item 7 of Form 8-K in connection with the acquisition of Diversified Software Industries, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

NEXIQ TECHNOLOGIES, INC.
(Registrant)

Date: August 8, 2001	By:/s/Jack E. Schang Jack E. Schang President and Chief Operating Officer

Date: August 8, 2001	By:/s/John W. Powers John W. Powers Vice President and Chief Financial Officer