Form 10-K405
period 2001-09-30
NEXIQ TECHNOLOGIES INC
filed 2002-01-04
CIK 881771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended September 30, 2001

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to _____________

Commission file number 0-19717

NEXIQ TECHNOLOGIES, INC.
(formerly WPI GROUP, INC.)
(Exact Name of Registrant as Specified in Its Charter)

New Hampshire (State or other jurisdiction of incorporation or organization)	02-0218767 (I.R.S. Employer Identification Number)
1155 Elm Street, Manchester, New Hampshire (Address of principal executive offices)	03101 (Zip Code)

Registrant's telephone number: (603) 627-3500

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, par value $.01 per share
                                                                                                    (Title of Class)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

As of November 30, 2001, the aggregate market value of the 8,163,295 outstanding shares of voting stock held by non-affiliates of the registrant was $11,428,613.

As of November 30, 2001, 12,131,632 shares of the Registrant's Common Stock, par value $.01 per share, were issued and outstanding.

Documents Incorporated by Reference

None.

PART I

Item 1. Business

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that reflect the Company's current view with respect to future events and financial performance. When used in this report, the words the "Company," "NEXIQ Technologies" and "NEXIQ" mean NEXIQ Technologies, Inc. When used in this report, the words "anticipates," "believes," "expects," "intends," "plans," "future," and similar expressions identify forward-looking statements. The future events described in these statements involve risks and uncertainties, among them risks and uncertainties related to the market acceptance of the Company's products and continuing development of its products, general market conditions and competition. Actual results could differ materially from those projected in the forward-looking statements as a result of factors set forth throughout this document. In particular, there can be no assurance that the strategic initiatives detailed below will be achieved within the times currently contemplated by management, if at all. Further, much of the Company's future growth is dependent on the successful launch of NEXIQ Technologies' eTechnician services. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements, whether as a result of new information, future events or otherwise. Readers should be advised to read this Form 10-K in its entirety and other reports or documents the Company files from time to time with the Securities and Exchange Commission, particularly the quarterly reports on Form 10-Q and any current reports on Form 8-K, copies of which may be obtained from the Company or from the Securities and Exchange Commission at its website at www.sec.gov.

General

The strategic initiatives for maximizing stockholder value begun by the management in April 1999, have advanced significantly since that time. All non-strategic businesses have been divested, and corporate bank debt has been reduced by $55.6 million. The Company has achieved widespread industry awareness of its new Corporate name - NEXIQ Technologies, Inc. A new, industry-experienced management team is in place and continuing product development and plans are in place to fund marketplace growth with significant progress on those plans already realized. Substantial engineering resources and capabilities have been added to the Company as have new, high-growth products, solutions and services related to the Company's telematics business. The Company's strategic goal is to continue expanding its leadership position in the development, manufacturing and marketing of these remote (vehicle-based) diagnostic and operations management services. At the same time, management is also focused on continuing to lead the industry and grow its service bay diagnostic and repair hardware and software tool business for the automotive, heavy-duty vehicle, construction and agricultural equipment market. Overlaying this strategy, is the Company's intent to continue building its various products, solutions and services with compatible technology and functionality.

In July 2000, the Company entered into certain financing arrangements with Sunrise Capital Partners, L.P. ("Sunrise") and other partners (Company management) designed to enhance its short and long-term financial position. That relationship continues and, to date, Sunrise has invested $32 million in NEXIQ. The Company has also refinanced its existing senior credit facility and reduced its borrowings thereunder.

Historically, NEXIQ designed, manufactured and marketed service bay diagnostic hardware and software products for the repair and maintenance of heavy-duty vehicles. Over its 20 year history in that business, NEXIQ established itself as the leading provider of these products and as the industry's leading technology innovator. As part of the strategic initiatives for growth begun in April 1999, the Company decided to leverage its core diagnostics business success to bring "next generation" diagnostics and command and control services to the commercial vehicle marketplace. NEXIQ built on its strong, long-term original equipment manufacturer ("OEM") relationships, its intellectual property ownership (OEM data access approvals) and technical expertise to begin developing a remote, wireless diagnostics service called eTechnician. The Company launched that service as an Applications Service Provider (ASP) business model in October 2001. Revenue and profit growth in this "recurring revenue" business is expected to grow substantially, beginning in the Company's fiscal year 2002. Several significant OEM agreements for eTechnicain services have already been announced. Customers for eTechnician include commercial vehicle OEMs, vehicle fleets and leasing companies, as well as service centers.

Accelerated growth is also expected for the Company's core line of service bay products, as the Company begins marketing its advanced, Palm-based handhelds. A number of important agreements for these devices are already in place.

In May 2001, NEXIQ acquired Diversified Software Industries, Inc. (DSI) of Coralville, Iowa. DSI had been a principal vendor of telematics software consulting services to NEXIQ. This acquisition brought the Company substantial new engineering and management resources highly experienced in all aspects of telematics solutions development. The DSI acquisition also brought NEXIQ additional revenue-generating offerings. They include the In-Vehicle Information System (IVIS), a robust software framework for developers of automotive and commercial vehicle telematics, an Electronic Proof of Delivery (ePOD) application for pick up and delivery firms and telematics software consulting services.

The Company was incorporated in New Hampshire in 1948 and its corporate headquarters and diagnostic operations are located at 6405 Nineteen Mile Road, Sterling Heights, Michigan 48314. The telephone number is 586-731-6410. The Company's telematics operations are located at 2475 Coral Court, Coralville, Iowa 52241. The telephone number is 319-545-5400.

Products

NEXIQ Technologies provides its transportation customers a line of diagnostic hardware and software solutions for monitoring the functions of critical vehicle components and for making parameter changes as required. The products range from devices or system-specific application cartridges to complete personal computer (PC) and Internet-based solutions for in-field diagnosis of vehicle failures.

In 1988, NEXIQ introduced the Pro-Link 9000 scan tool for the automotive and heavy-duty vehicle diagnostic and repair markets. This product has been extremely successful and has been, over its 13-year history, the tool of choice, with more OEM endorsements than any other tool of its type in the industry. NEXIQ has continuously updated the Pro-Link 9000 using the latest developments in hardware and software technology. This effort continues to further enhance the tool and keep the design current.

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

In 1998, NEXIQ introduced two new products of significant strategic importance for the Company and the heavy-duty vehicle service industry. These products are known as the MagicKey "PDM" (parallel data module) and the "SDM" (serial data module). These devices act as a bridge between the vehicle datastream and a standard PC or laptop. In use, they are connected to either the PC's parallel or serial data port and the vehicle's diagnostic connector. Using either NEXIQ's unique software, which combines proprietary OEM data with NEXIQ's own in-house software, or OEM developed software, the vehicle's on-board systems can be thoroughly analyzed. Data captured and interpreted by these devices is presented to the service technician to facilitate the repair or adjustment of the vehicle. In 2000 the Company saw a substantial industry need in service centers for advanced handheld tools. Since then, NEXIQ has established itself as Palm Alliance Member and has developed both proprietary and Palm-based diagnostic products for its customers.

NEXIQ's new telematics service, eTechnician, is an Internet-based, wireless telematics application that allows component manufacturers, OEM's and fleet managers to access and control their mobile assets from any location. eTechnician is capable of monitoring hundreds of data points on a vehicle's electronic data bus via the Internet. It provides remote monitoring of a vehicle's sensors and provides real-time analysis for component manufacturers, OEM's, fleet managers, leasing companies and service bays.

The Company believes that eTechnician will play an essential role in future vehicle service, maintenance and telematics services, bringing advanced business value to transport logistic operations across many industries. With eTechnician, companies will perform diagnostic services remotely, including the reprogramming of on-board computers to enter new configurations and calibration data. eTechnician will also link to other business applications, such as trip and maintenance scheduling applications, and to still other applications measuring vehicle and fleet profitability. eTechnician was successfully launched in October 2001. The Company recently announced that Cummins Engines and ZF Meritor have selected eTechnician for their wireless vehicle connectivity offerings.

The Company's IVIS software framework for telematics developers is designed for automotive and commercial vehicle OEMs as well as for Tier 1 and 2 suppliers. It allows them to rapidly develop in vehicle information display systems. NEXIQ's ePOD application provides pick up and delivery firms the capability of giving their customers real-time updates of route and delivery information. It also easily integrates with a wide variety of third-party routing and delivery applications.

Customers

NEXIQ - Continuing Operations

For fiscal 2001, 2000 and 1999, a distributor, SPX Corp., with rights to sell certain NEXIQ Technologies products represented approximately 24%, 36% and 51%, respectively, of NEXIQ Technologies' net sales. Another customer, Deere & Company, represented approximately 16% of NEXIQ Technologies' net sales for, each of fiscal 2001 and 1999.

Company - Including Continuing and Discontinued Operations

For fiscal 2001, 2000 and 1999, one customer represented 10% or more of NEXIQ's net sales

Sales and Marketing

NEXIQ - Continuing Operations

The sale of vehicle diagnostic equipment and software is carried out by a group of 24 sales and marketing employees. NEXIQ Technologies' products are distributed through a number of channels including national distributorship agreements. NEXIQ Technologies also sells its products through a number of independent distributors located in North America. NEXIQ Technologies' automotive products are sold through several independent warehouse distributors and through NEXIQ Technologies' direct sales catalog. NEXIQ Technologies offers a full range of pre- and post-sales support. Pre-sales support is provided primarily by NEXIQ Technologies sales engineers. Post-sales support is primarily provided through the NEXIQ 1-800 hot line. Together, these organizations ensure the successful application of NEXIQ Technologies' technology and the satisfaction of its clients.

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

NEXIQ - Continuing Operations

As of September 30, 2001, NEXIQ Technologies had a backlog of approximately $400,000, compared with a total backlog of approximately $800,000 at September 24, 2000. Management believes that most of NEXIQ Technologies' backlog at September 30, 2001 will be shipped in the 12 months following that date. Because many of its contracts are performed within short time periods after receipt of an order, NEXIQ Technologies does not believe that the level of its backlog is a meaningful predictor of its future results.

Company - Including Continuing and Discontinued Operations

As of September 30, 2001, NEXIQ had a backlog of approximately $400,000, compared with a total backlog of approximately $8.2 million, approximately $7.4 million applicable to its instruments and solenoid businesses, at September 24, 2000. Management believes that most of NEXIQ's backlog at September 30, 2001 will be shipped in the 12 months following that date. Because many of its contracts are performed within short time periods after receipt of an order, NEXIQ does not believe that the level of its backlog is a meaningful predictor of its future results.

Product Development

NEXIQ - Continuing Operations

In its 20-year history NEXIQ Technologies has established widespread recognition for new product innovation and has introduced a number of "first-to-market" products that have not only contributed significantly to sales but have also helped shape the vehicle diagnostic and repair industry in North America. In addition, NEXIQ Technologies develops both hardware and software products based on existing products and technologies for specific customer needs. NEXIQ Technologies' new product development activities are focused on continuing development in all products, solutions and services areas. This includes its eTechnician vehicle diagnostic platform and Internet-based diagnostic service, as well as its facility-based diagnostics tools. NEXIQ Technologies charged to operations approximately $7.8 million, $3.4 million and $2.1 million for new product development in fiscal 2001, 2000 and 1999, respectively. Expenditures on new product development represented approximately 60.9%, 25.6% and 16.9% of net revenues in fiscal 2001, 2000 and 1999, respectively.

Company - Including Continuing and Discontinued Operations

NEXIQ believes that its commitment to product development is a critical element of its strategy aimed at exploiting niche markets for each group's products. NEXIQ's product development activities are focused on the design of products identified by both its customers and its sales and marketing groups. A key element of NEXIQ's product development activities is the expansion of product offerings based on its existing technologies. NEXIQ charged to operations approximately $7.8 million, $5.3 million and $7.7 million for product development in fiscal 2001, 2000 and 1999, respectively. Expenditures on new product development represented approximately 11.3% and 8.4% of net revenues in fiscal 2000 and 1999, respectively.

Patents and Proprietary Information

NEXIQ has a number of United States and foreign patents on certain products. NEXIQ's businesses also rely on trade secrets, in-house expertise and technological advancement to maintain their competitive positions.

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

At the present time, management does not believe that there are any products which are competitive with the eTechnician telematics services (command and control applications). There can be no assurance, however, that products competitive with eTechnician are not in the process of development or will not be introduced in the future. However, management believes that NEXIQ Technologies has a number of key strengths that give it an advantage over companies wishing to introduce a product competitive with eTechnician. These strengths include access to and understanding of non-proprietary and proprietary OEM data streams, an in-depth knowledge and expertise in on-board/off-board communication protocols, an in-depth knowledge and expertise in the diagnosis and reprogramming of electronic control units, and well-established links with other key players in the heavy-duty diagnostic industry which management believes will assist in the deployment and market penetration of eTechnician.

Employees

As of December 3, 2001, NEXIQ Technologies employed approximately 136 people, 17 of whom work in manufacturing, 24 of whom work in sales and marketing, 75 of whom work in engineering and product development, and 20 of whom work in administration. None of the NEXIQ Technologies' employees are represented by a union, and management believes that NEXIQ Technologies' employee relations are good.

Item 2. Property

Properties

The Company leases approximately 32,000 square feet of modern manufacturing and engineering facilities in Sterling Heights, Michigan, to produce diagnostic tools. The Company leases facilities for engineering and product development in Coralville, Iowa and Sterling Heights, Michigan of approximately 14,000 and 5,000 square feet, respectively. The Company leases approximately 4,600 square feet of office space in Manchester, New Hampshire. NEXIQ believes that its existing space is adequate for its current needs.

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

Part II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

The NEXIQ Technology, Inc.'s common stock is traded on the OTC Bulletin Board under the symbol NEXQ (formerly, WPI Group, Inc. OTCBB: WPIC.) Set forth below for each quarter of its last two fiscal years indicated is the high and low sale prices for the Company's common stock.

	2001		2000
Fiscal Quarter	High	Low	High	Low

First	$4.125	$1.25	$3.50	$1.313
Second	3.25	1.22	2.688	1.125
Third	2.99	0.75	2.063	1.00
Fourth	1.95	0.85	2.125	1.375

The number of shareholders of record on December 3, 2001 was approximately 2,000. No dividends have been paid on the common stock to date, and the Company does not expect to pay cash dividends in the foreseeable future. In addition, the Company is prohibited from paying cash dividends pursuant to the terms of its credit facility with its lenders.

Item 6. Selected Financial Data

Financial Highlights Year Ended (in thousands, except per share data)	September 30, 2001(a)	September 24, 2000	September 26, 1999	September 27, 1998	September 28, 1997

Statement of Operations Data:
Net Sales	$12,854	$13,352	$12,229	$14,514	$11,364

Gross Profit	7,802	7,920	7,427	8,075	6,136

Operating income (loss) from continuing operations	(9,585)	(4,528)	(3,367)	(12	4

Loss from continuing operations	(15,979)	(8,978)	(3,975)	(165)	(48)

Income (loss) from discontinued operations, net of income taxes	—	(5,150)	(29,230)	2,651	1,164

Cumulative effect of change in accounting principle	(2,485)	—	(2,822)	—	—

Net income (loss)	$(18,465)	$(14,128)	$(36,207)	$2,486	$1,116

Diluted income (loss) per share:
Continuing operations	$(1.86)	$(1.43)	$(0.66)	$(0.03)	$(0.01)
Discontinued operations	—	(0.82)	(4.83)	0.43	0.19
Accounting change	(0.29)	—	(0.47)	—	—

Net income (loss)	$(2.15)	$(2.25)	$(5.96)	$0.40	$0.18

Adjusted Weighted Average Shares	8,605	6,290	6,044	6,195	6,163

Balance Sheet Data:
Working Capital (deficit)	$(13,167)	$(13,854)	$(11,837)	$21,327	$16,967
Total Assets	14,365	13,058	64,557	110,123	78,501
Long-Term Debt	17,932	10,978	—	62,639	42,000
Stockholders' Equity (deficit)	(21,801)	(21,466)	(10,974)	25,243	21,813

(a) Year ended September 30, 2001 includes results of operation of DSI subsequent to acquisition in May 2001.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

NEXIQ designs, manufactures and markets service bay diagnostic hardware and software products for the repair and maintenance of heavy-duty vehicles. NEXIQ is the leading provider of these products and the industry's leading technology innovator. As part of the strategic initiatives for growth begun in April 1999, the Company decided to leverage its core diagnostics business success to bring "next generation" diagnostics and command and control services to the commercial vehicle marketplace. NEXIQ built on its strong, long-term OEM relationships, its intellectual property ownership (OEM data access approvals) and technical expertise to begin developing a remote, wireless diagnostics service called eTechnician. The Company successfully launched that service as an Applications Service Provider (ASP) business model in October 2001. Revenue and profit growth in this "recurring revenue" business is expected to grow substantially, beginning in the Company's fiscal year 2002. Several significant OEM agreements for eTechnicain services have already been announced. Customers for eTechnician include commercial vehicle OEMs, vehicle fleets and leasing companies, as well as service centers.

Accelerated growth is also expected for the Company's core line of service bay products, as the Company begins marketing its advanced, Palm-based handhelds. A number of important agreements for these devices are already in place.

In May 2001, NEXIQ acquired Diversified Software Industries, Inc. (DSI) of Coralville, Iowa. DSI had been a principal vendor of telematics software consulting services to NEXIQ. This acquisition brought the Company substantial new engineering and management resources highly experienced in all aspects of telematics solutions development. The DSI acquisition also brought NEXIQ additional revenue-generating offerings. They include the In-Vehicle Information System (IVIS), a robust software framework for developers of automotive and commercial vehicle telematics, an Electronic Proof of Delivery (ePOD) application for pick up and delivery firms and telematics software consulting services.

OUTLOOK

Consistent with its strategic vision to maximize shareholder value, the Company is in the process of launching a number of new, innovative products that will supplement its core business and drive revenue growth in the future. These products build on our established base of industry experience in commercial vehicle diagnostics and expertise in systems development gained with the DSI acquisition. Management believes the Company is now well positioned to achieve the strategic vision.

The rollout of eTechnician is well underway. The product has been proven capable in comprehensive field tests and has incorporated the open applications server environment and wireless communications framework developed during 2001. Following the product introduction at American Trucking Association show in October 2001, the Company has focused on converting the sales leads generated at that show into successful business relationships. A number of pilot programs covering OEM's, truck leasing companies, and truck fleet operators will be in place in the second quarter of 2002, with successful pilots expected to lead to sales contracts in the third quarter.

Other areas impacted by the launch of new products include core products, where Palm-based tools for service bays developed in 2001 are expected to grow sales in 2002. Our electronic Proof Of Delivery (ePOD) was launched in October 2001, with a number of pilots already underway. The In Vehicle Information System (IVIS) presently has development seats in place at a number of OEM's. As the OEM's develop applications using IVIS, viable prospects for sale of runtime licenses are now being developed.

FINANCING PLANS

The Company has entered into negotiations with Sunrise for additional financing under terms similar to those of the Term A through E Financings already in place. Management believes these negotiations will be successfully concluded early in 2002 and will provide sufficient working capital to support ongoing operations and product development efforts through the end of the third quarter.

The Company has begun efforts to obtain funding to replace the existing bank facility and provide sufficient cash to support the Company until positive cash flow is achieved,which management believes will occur, in 2003. Management is working with investment banks, venture capital firms, and other advisors to investigate alternative funding sources and financing structures and is confident that these efforts will prove successful. Implementation is targeted for the third quarter of 2002, however, the amount, structure, and timing of this financing is subject to external factors including market conditions, economic factors, and investor preferences that are beyond the control of NEXIQ.

RESULTS OF OPERATIONS

FISCAL 2001 COMPARED TO FISCAL 2000

Net sales decreased 3.7% to $12.9 million in 2001 from $13.4 million in 2000. The decrease was primarily due to a decline in product sales to its former principal distributor.

Gross profit in 2001 decreased 1.5% to $7.8 million from $7.9 million in 2000. As a percentage of sales, gross profit increased to 60.7% from 59.3% in 2000. The decrease in gross profit was the result of the decrease in sales during 2001. The increase in gross profit as a percentage of sales was due primarily to change in product mix.

Research and new product development expenses increased 129.2% to $7.8 million in 2001 from $3.4 million in 2000. As a percentage of sales, research and new product development expenses increased to 60.9% in 2001 from 25.6% in 2000. The increase was attributed to the continued development of eTechnician, a web-based remote diagnostic platform.

Selling, general and administration expenses increased 32.9% to $9.6 million in 2001 compared to $7.2 million in 2000. As a percentage of sales, selling, general and administration expenses increased to 74.3% from 53.9% in 2000. The changes in selling, general and administration expenses in 2001 are primarily attributed to costs associated with the integration of Diversified Software Industries, Inc. and launch of sales efforts for eTechnician.

During fiscal 2000, the Company entered into various severance agreements with certain former executives. In connection with the agreements, the Company recorded a restructuring charge of $1.8 million in 2000, consisting primarily of the continuation of payroll and benefits payments subsequent to termination.

The Company's operating loss in 2001 of $9.6 million compared to $4.5 million in 2000. The increase in the Company's operating loss was due to the decrease in sales and increase in research and new product development costs, and the selling, general and administration expenses discussed above.

Other income (expense) was ($6.7) million in 2001 compared to ($4.4) million in 2000. The increase was due to higher interest expense related to the convertible notes.

The Company recognized a loss on disposal of discontinued operations of ($5.2) million in 2000. The loss was primarily attributable to a higher than anticipated loss on the sales of its rugged handheld computer and terminal businesses and sale of its instruments and solenoid businesses.

FISCAL 2000 COMPARED TO FISCAL 1999

Net sales increased 9.2% to $13.4 million in 2000 from $12.3 million in 1999. The increase was primarily due to increase in sales by NEXIQ Technologies to its primary target markets.

Gross profit in 2000 increased 6.6% to $7.9 million from $7.4 million in 1999. As a percentage of sales, gross profit decreased to 59.3% from 60.7% in 1999. The increase in gross profit was the result of the increase in sales during 2000. The decrease in gross profit as a percentage of sales was due primarily to change in product mix.

Research and new product development expenses increased 65.3% to $3.4 million in 2000 from $2.1 million in 1999. As a percentage of sales, research and new product development expenses increased to 25.6% in 2000 from 16.9% in 1999. The increase was attributed to the continued development of eTechnician, a web-based remote diagnostic platform.

Selling, general and administration expenses decreased 12.5% to $7.2 million in 2000 compared to $8.2 million in 1999. As a percentage of sales, selling, general and administration expenses decreased to 53.9% from 67.2% in 1999. The changes in selling, general and administration expenses in 2000 are primarily attributed to a reduction in executive and administrative personnel.

During fiscal 2000 and 1999, the Company entered into various severance agreements with certain former executives. In connection with the agreements, the Company recorded a restructuring charge of $1.8 million and $510 thousand in 2000 and 1999, respectfully, consisting primarily of the continuation of payroll and benefits payments subsequent to termination.

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

The Company recognized a loss on disposal of discontinued operations of ($5.2) million in 2000. The loss was primarily attributable to a higher than anticipated loss on the sales of its rugged handheld computer and terminal businesses and sale of its instruments and solenoid businesses.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2001, the Company had a working capital deficit of $13.2 million versus $13.9 million at September 24, 2000. Net cash (used in) operating activities totaled $11.0 million in 2001 compared to $1.3 million in 2000.

As of September 30, 2001, the Company had no material commitments for capital expenditures.

On July 31, 2000, the Company entered into a Convertible Note Agreement with Sunrise Capital Partners, L.P., a private investment fund ("Sunrise") and certain other participants, which include certain members of the Company's management and certain members of the Allard-Nazarian Group, Inc. The Convertible Note Agreement provides for a series of investments transactions: the Term A Financing, Term B Financing and the Term C Financing.

On September 21, 2001, the Company entered into a Amended Convertible Note Agreement with Sunrise and certain other participants, which included a member of the Company's management and certain members of the Allard-Nazarian Group, Inc. The Amended Convertible Note Agreement provides for a series of investment transactions: the Term D Financing ($5.0 million) and the Term E Financing (up to $3.0 million).

On September 21, 2001, the Company amended its credit facility agreement with a syndicate of banks. The terms of the modified agreement provide a $2,500,000 revolving line of credit and term notes which expire on June 30, 2002. As of September 30, 2001, there were $11,425,000 of borrowings outstanding under the agreement, consisting of $2,500,000 under the revolving line of credit and $8,925,000 of term notes. Interest on all borrowings is payable monthly at prime (6.0% at September 30, 2001) plus 3.0% through December 31, 2001, prime plus 3.5% from January 1, 2002 through March 31, 2002 and prime plus 4.0% thereafter.

The Company intends to utilize the proceeds from the financing transactions under the Convertible Note Agreement to fund operations. Available funding under the existing Convertible Note Agreement will be fully utilized by December 31, 2001. The Company anticipates the need to either amend the existing credit facility or obtain additional financing to repay the remaining amounts outstanding under the credit facility when it expires in June 2002.

There can be no assurance that the Company will be successful in obtaining additional financing or amending the credit facility. If the Company is not successful in extending the credit facility or obtaining alternative financing to repay borrowings under the facility, management would consider all of the options then available, including a bankruptcy filing.

RECENT ACCOUNTING PRONOUNCEMENTS

In 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 replaces Accounting Principles Board Opinion 16, "Business Combinations," and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 replaces APB 17,"Intangible Assets." In accordane with SFAS No. 142, effective for the Company's fiscal year 2003, as a replacement to amortization of goodwill and intangible assets with indefinite lives, the Company will evaluate goodwill and intangible assets for impairment annually. The Company is currently reviewing these statements to determine their impact.

In 2001, the FASB issued SFAS No. 141, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. SFAS 143 also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective for the Copmpany's fiscal year 2003. The Company is currently reviewing the statement to determine its impact.

In 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses significant issues related to implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 is effective for the Company's fiscal year 2003. The Company is currently reviewing the statement to determine its impact.

INFLATION

The Company does not believe that inflation has had a significant impact on its results of operations in the last three years.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company has considered the provisions of Financial Reporting Release No. 48, "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." The Company had no holdings of derivative financial or commodity-based instruments as of September 30, 2001. A review of the Company's other financial instruments and risk exposures at that date revealed that the Company had exposure to interest rate risk. At September 30, 2001, the Company has $11,425,000 of borrowings outstanding under its credit facility with a syndicate of banks. The Company performed sensitivity analysis to assess exposure to interest rate movements relative to this debt. A hypothetical change of 100 basis points in average interest rates would have an annual impact on interest costs of $114,250. The Company concluded that a change of this magnitude would not materially affect the Company's financial position, results of operation or cash flows.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT ACCOUNTANTS

To To the Board of Directors and Stockholders of NEXIQ Technologies, Inc.:

In our opinion, the accompanying consolidated balance sheet as of September 30, 2001 and the related consolidated statements of operations, stockholders' (deficit), and cash flows present fairly, in all material respects, the financial position of NEXIQ Technologies, Inc. and its subsidiaries at September 30, 2001, and the results of their operations and their cash flows for the 53 week period then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming the company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a significant working capital deficit and its borrowings under the current bank agreement are due and payable on June 30, 2002. The Company has not arranged alternative financing to replace its existing borrowing facility. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP

Detroit, Michigan
November 30, 2001

REPORT OF INDEPENDENT ACCOUNTANTS

TO NEXIQ Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of NEXIQ Technologies, Inc. (formerly WPI Group, Inc.) (a New Hampshire corporation) and subsidiaries as of September 24, 2000 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended September 24, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NEXIQ Technologies, Inc. and subsidiaries as of September 24, 2000 and the results of their operations and their cash flows for each of the two years in the period ended September 24, 2000 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a significant working capital deficit which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Arthur Andersen LLP

Boston, Massachusetts
December 18, 2000

NEXIQ TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

September 28, 2001 and September 24, 2000	2001	2000
ASSETS

Current assets:
Cash and cash equivalents	$1,030,601	$102,156
Accounts receivable - net of allowance for doubtful accounts of $57,675 and $300,000 in 2001 and 2000, respectively	1,657,738	1,206,472
Inventories	844,768	400,729
Costs in excess of billings	113,564	40,422
Prepaid expenses and other current assets	469,975	258,780
Refundable income taxes	102,735	105,551
Prepaid income taxes	97,425	97,425
Net assets of discontinued operations	—	6,391,000

Total current assets	4,316,806	8,602,535

Property,Plant and Equipment, at cost, less accumulated depreciation	1,626,038	889,991
Other Assets	8,519,306	3,565,037

Total assets	$14,364,725	$13,057,563

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Notes payable	$10,872,335	$18,276,246
Accounts payable	1,530,225	1,391,700
Accrued expenses	5,010,436	2,788,878

Total current liabilities	17,385,996	22,456,824

Convertible Notes Payable	17,931,649	10,978,369

Other Long-Term Liabilities	848,457	944,238

Deferred Income Taxes	—	144,537

Stockholders' Deficit

Common stock, $0.01 par value; authorized 75,000,000 shares;
issued and outstanding 11,629,819 and 7,891,963 shares in 2001 and 2000, respectively	116,298	78,920
Additional paid-in capital	36,283,795	18,191,200
Accumulated deficit	(58,201,470)	(39,736,525)

Total stockholders' deficit	(21,801,377)	(21,466,405)

Total liabilities and stockholders' deficit	$14,364,725	$13,057,563

The accompanying notes are an integral part of the consolidated financial statements.

NEXIQ TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

For the 53 Weeks Ended September 30, 2001, and 52 Weeks Ended September 24, 2000 and September 26, 1999

	2001	2000	1999
Continuing Operations:
Net Sales	$12,854,300	$13,351,876	$12,228,976
Cost of Sales	5,052,190	5,431,631	4,801,990

Gross profit	7,802,110	7,920,245	7,426,986

Operating expenses:
Research and development	7,831,555	3,416,930	2,067,352
Selling, general and administration	9,555,345	7,191,489	8,216,789
Restructuring costs	—	1,840,000	510,000

Total operating expenses	17,386,900	12,448,419	10,794,141

Operating Loss	(9,584,790)	(4,528,174)	(3,367,155)

Other Income (Expense:
Interest expense	(6,764,682)	(3,351,370)	(620,213)
Bank forbearance fees and expense	—	(1,099,500)	—
Other income	78,030	1,438	12,373

Loss before provision (benefit) for income taxes	(16,271,442)	(8,977,606)	(3,974,995)
Provision (benefit) for income taxes	(292,972)	—	—

Loss from continuing operations	(15,979,470)	(8,977,606)	(3,974,995)

Discontinued Operations:
Loss from discontinued operations	—	—	(8,849,821)
Loss from discontinued operations (including applicable income taxes of $180,000 in 2000)	—	(5,150,000)	(20,380,000)

Loss from discontinued operations	—	(5,150,000)	(29,229,821)

Loss before cumulative effect of change in accounting principle	(15,979,470)	(14,127,606)	(33,204,816)
Cumulative effect of change in accounting principle, net of applicable income taxe benefit of $1,000,000 in 1999	(2,485,475)	—	(2,822,147)

Net Loss	$(18,464,945)	$(14,127,606)	$(36,026,963)

Loss Per Share - Continuing Operations (see Note 2)	$(1.86)	$(1.43)	$(0.66)

Net Loss Per Share (see Note 2)	$(2.15)	$(2.25)	$(5.96)

The accompanying notes are an integral part of the consolidated financial statements.

NEXIQ TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

For the 53 Weeks Ended September 30, 2001, and 52 Weeks Ended September 24, 2000 and September 26, 1999

	Common Stock $.01 Par Value
					Foreign Currency Translation Adjustment
			Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)
	Shares	Amount				Total	Comprehensive Loss

Balance
September 27, 1998	6,028,204	$60,282	$14,169,771	$10,418,044	$594,413	$25,242,510	$—

Employee stock purchase plan	6,803	68	27,317	—	—	27,385	—
Stock bonus plan	2,225	22	9,990	—	—	10,012	—
Exercise of stock options	13,166	132	23,388	—	—	28,520	—
Non-employee compensation stock options and warrants	—	—	337,768	—	—	337,768	—
Income tax benefit from stock options exercised	—	—	900	—	—	900	—
Foreign currency translation	—	—	—	—	(594,413)	(594,413)	(594,413)
Net loss	—	—	—	(36,026,963)	—	(36,026,963)	(36,026,963)

Comprehensive loss	$(36,621,376)

Balance
September 26, 1999	6,050,398	$60,504	$14,574,134	$(25,608,919)	$—	$(10,974,281)	$—

Sale of common stock	1,833,905	18,339	2,732,518	—	—	2,750,857	—
Sale of warrants to purchase common stock	—	—	871,212	—	—	87,212	—
Employee stock purchase place	7,485	75	12,911	—	—	12,986	—
Stock bonus plan	175	2	425	—	—	427	—
Net loss	—	—	—	(14,127,606)	—	(14,127,606)	(14,127,606)

Comprehensive loss	$(14,127,606)

Balance
September 24, 2000	7,891,963	$78,920	$18,191,200	$(39,736,525)	$—	$(21,466,405)	$—

Acquisition of Diversified Software Industries	1,714,285	17,413	4,233,940	—	—	4,251,083	—
Sale of common stock	2,061,151	20,161	292,896	—	—	313,057	—
Sale of warrants to purchase common stock	—	—	2,651,423	—	—	2,651,423	—
Employee stock purchase plan	7,420	74	12,488	—	—	12,522	—
Non-cash compensation expense related to stock options	—	—	297,647	—	—	297,647	—
Effect of benefical conversion	—	—	10,604,241	—	—	10,604,241	—
Net loss	—	—	—	(18,464,945)	—	(18,464,945)	(18,464,945)

Comprehensive loss	$(18,464,945)

Balance
September 30, 2001	11,629,819	$116,298	$36,283,795	$(58,201,470)	$—	$(21,801,377)	$—

The accompanying notes are an integral part of the consolidated financial statements.

NEXIQ TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the 53 Weeks Ended September 30, 2001, and 52 Weeks Ended September 24, 2000 and September 26, 1999

	2001	2000	1999
Cash Flows From Operating Activities:
Net income	$(18,464,945)	$(14,127,606)	$(36,026,963)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	849,036	2,142,058	5,352,969
Loss from disposal of discontinued opreations	—	5,150,000	20,380,000
Cumulative effect of change in accounting principle	2,485,475	—	2,822,147
Write-off of property and equipment	52,725	—	523,531
Non-cash interest expense	2,931,415	—	1,221,371
Deferred income taxes	(47,112)	—	236,052
Non-cash compensation and expenses	297,647	—	46,000
Changes in current assets and liabilites, net of effects of acquisitions:
Accounts receivable	79,515	6,114,729	3,525,293
Inventories	(403,617)	(81,436)	(3,149,380)
Other current assets	(124,480)	104,530	577,773
Accounts payable	(23,076)	(2,131,219)	6,054,951
Accrued expenses	1,392,409	1,289,144	824,623
Accrued income taxes	—	210,596	(616,223)

Total adjustments	7,489,937	12,798,402	37,799,107

Net cash provided by (used in) operating activities	(10,975,008)	(1,329,204)	1,772,144

Cash Flows From Investing Activities
Proceeds from sale of discontinued businesses, net of transaction costs	5,211,000	39,198,151	—
Additions to property, plant and equipment	(610,479)	(587,928)	(2,934,982)
Additions to other assets	(34,290)	—	(67,000)
Acquisition, cash acquired	399,316	—	—
Payments of accrued acquisition costs	(378,130)	(151,945)	(720,140)

Net cash provided by (used in) investing activities	4,587,417	38,458,278	(3,722,122)

Cash Flows From Financing Activities
Proceeds from debt, net of debt issuance costs	12,186,750	7,536,663	3,266,523
Payments of debt	(7,231,179)	(49,285,771)	(465,748)
Issuance of common stock	325,579	2,764,270	—
Sale of warrants to purchase common stock	2,034,886	871,212	—
Proceeds from exercise of stock options	—	—	28,520
Tax benefit on exercise of non-statutory options	—	—	900

Net cash provided by (used in) financing activities	7,316,036	(38,113,626)	2,867,592

Effect of Foreign Currency Translation on Cash	—	—	9,576

Net Increase (Decrease) in Cash and Cash Equivalents	928,445	(984,552)	927,190
Cash and Cash Equivalents, Beginning of Year	102,156	1,086,708	159,518

Cash and Cash Equivalents, End of Year	$1,030,601	$102,156	$1,086,708

Supplemental Disclosure of Cash Flow Information
Income taxes paid (refunded)	$(244,860)	$(114,198)	$340,558
Interest paid	$1,347,263	$7,338,975	$5,831,090

Supplemental Disclosure of Non-Cash Investing Activities
Summary of entities acquired:
Fair value of assets acquired	$1,531,546	—	—
Cash paid	—	—	—

Liabilites assumed	$932,331	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

NEXIQ Technologies, Inc.
Notes to Consolidated Financial Statements

1. Business and Discontinued Operations

Business - Presently, NEXIQ Technologies, Inc. (formerly WPI Group, Inc.) (the "Company") through its subsidiaries WPI Micro Processor Systems, Inc. (d/b/a "NEXIQ Technologies") and Diversified Software Industries, Inc., designs, manufactures and markets diagnostic hardware and software for heavy-duty vehicles and is developing new capabilities for wireless telematics services for the transportation and logistics market.

Prior to 2000, the Company operated through two segments, the Industrial Technology Group (consisting of WPI Electronics, WPI Power Systems, WPI Instruments and WPI Magnetec) and the Information Solutions Group (consisting of WPI Oyster Termiflex/MicroPalm, WPI DecisionKey, WPI Husky Technology and NEXIQ Technologies (formerly WPI Micro Processor Systems)). The Industrial Technology Group segment provided highly engineered electrical and electronic equipment, electromechanical devices and precision electromechanical instruments. The Information Solutions Group segment was a provider of rugged handheld computers and terminals, as well as vehicle diagnostic systems.

Discontinued Operations - During its fiscal 1999, the Company adopted and implemented a restructuring plan intended to focus on its NEXIQ Technologies business unit. In connection therewith, the Company decided to divest itself of its Industrial Technology Group and a substantial portion of its Information Solutions Group. As a result of this decision, the following transactions were completed:

1. In December 1999, the Company sold its industrial power conversion systems and electronic ballast businesses (WPI Power Systems and WPI Electronics) to a private group of investors for approximately $9.3 million in cash. In November 2000, the Company completed the sale of its instruments and solenoid businesses (WPI Instruments and WPI Magnetec) to a private group of investors for approximately $6.1 million in cash and a $1 million promissory note.

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

The net assets of the discontinued operations have been classified as such on the accompanying balance sheet as of September 24, 2000.

In fiscal 1999, the Company recorded an estimated loss on disposal of discontinued operations of approximately $20.4 million, which includes an estimated loss on the sale of its Industrial Technology Group and its rugged handheld computer and terminal business operations and estimated loss on future results of operations through the estimated date of disposal, including allocated interest expense. In fiscal 2000, the Company recorded an additional loss of $5.2 million as result of higher than anticipated losses on the sale of its business units, higher than anticipated operating losses from discontinued operations prior to their sale and allocated interest expense. The Company allocated approximately $3.0 million of interest expense to discontinued operations in 2000.

Going Concern - As described in Note 5, the Company's current bank credit facility expires June 30, 2002. The Company's continuation as a going concern is dependent upon its ability to comply with terms of its debt agreements and to obtain additional financing or refinancing as may be required. The Company can make no assurances that it will be successful in these efforts.

Management has the following plans in place to address its liquidity requirements. The Company has entered into negotiations with Sunrise Capital Partners, L.P., a private investment fund, for additional financing under terms similar to those of the Term A through E Financings already in place, which are dicussed in Note 5. Management believes these negotiations will be successfully concluded early in 2002 and will provide sufficient working capital to support ongoing operations and product development efforts through the end of the third quarter of 2002.

NEXIQ Technologies, Inc.
Notes to Consolidated Financial Statements (continued)

The Company has begun efforts to obtain funding to replace the existing Fleet Bank facility and provide sufficient cash to support the Company until positive cash flow from operations is achieved, which management expects to occur, in fiscal 2003. Management is working with investment banks, venture capital firms, and other advisors to investigate alternative funding sources and financing structures. Implementation is targeted for the third quarter of 2002, however, the amount, structure, and timing of this financing is subject to external factors including market conditions, economic factors, and investor preferences that are beyond the control of NEXIQ.

While management believes that its efforts to obtain replacement funding will be successful, there can be no assurance that such financings can be arranged on terms acceptable to the Company. If the Company is unsuccessful, it would be unable to meet its remaining short-term liquidity requirements, including debt service, normal working capital and other cash requirements, which would have a material adverse effect on the Company's ongoing operations and would adversely affect the solvency of the Company.

These factors among others raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

2. Summary of Significant Accounting Policies

Basis of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Fiscal Year-end - The Company operates on a 52- to 53- week fiscal year ending on the last Sunday in September.

Revenue Recognition - Sales are recorded when products are shipped or when services are performed. Service revenue is recognized in the proportion that the cost of milestones achieved bear to the total estimated costs of the project at completion. The Company provides for estimated warranty costs at the time of shipment. Arrangements to deliver software or software systems that require significant production, modification or customization are accounted for on a completed contract basis. Losses, if any, are provided for in the period in which the loss is determined.

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

Cash and Cash Equivalents - For the purposes of the consolidated statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments - The carrying amounts reported on the consolidated balance sheet for cash, receivables, payables and accrued expenses approximate fair value.

The fair value of the notes payable to bank was approximately $11.4 million at September 30, 2001. The fair value of the convertible notes was approximately $17.1 million, based on the number of shares issued upon conversion at September 30, 2001 stock price of $1.01 per share. Fair values have been determined based on management estimates and information from market sources.

Concentration of Credit Risk - The Company's exposure to concentrations of credit risk relates primarily to trade accounts receivable. The Company controls credit risk by performing ongoing credit evaluations of its customers' financial condition.

For Fiscal 2001, 2000 and 1999, a distributor, SPX Corp., with rights to sell certain of the Company's product represented approximately 24%, 36% and 51%, respectively, of the Company's net sales. SPX represented approximately 16%, 22% and 64% of the Company's accounts receivable at year end 2001, 2000 and 1999, respectively. Another customer, Deere & Company, represented approximately 16% of the Company's net sales for fiscal 2001 and 1999. Deere & Company represented approximately 23%, and 7% of the Company's accounts receivables at fiscal year end 2001 and 1999, respectively.

NEXIQ Technologies, Inc.
Notes to Consolidated Financial Statements (continued)

Inventories - Inventories are stated at the lower of cost (principally first-in, first-out method) or market and include materials, labor and manufacturing overhead.

Inventories consist of:

	2001	2000

Raw materials	$618,538	$281,199
Finished Goods	226,230	119,530

	$844,768	$400,729

Property, Plant and Equipment - Property, plant and equipment are recorded at cost. Expenditures for maintenance, repairs and renewals are charged to expense as incurred whereas major betterments are capitalized as additions to property, plant and equipment. The provision for depreciation and amortization has been calculated using the straight-line method over the assets' estimated useful lives. Depreciation and amortization included in continuing operations amount to approximately $376,000, $399,000 and $686,000 in 2001, 2000 and 1999, respectively. The cost and accumulated depreciation applicable to assets retired or sold are removed from the accounts, and the gain or loss on disposition is recognized in income.

The components of property, plant and equipment and their estimated useful lives are as follows:

	Useful Life	2001	2000
Leasehold improvements	3 - 5	$230,640	$128,994
Machinery and equipment	7	106,847	106,847
Tooling and dies	5	12,280	173,356
Office equipment	3 - 7	2,413,959	62,144
Vehicles	5	62,144	—

		2,825,860	1,763,635
Less: accumulated depreciation		(1,199,822)	(873,644)

		$1,626,038	$889,991

Goodwill and Other Intangibles - Goodwill represents the excess of the purchase price over the fair value of net assets acquired in an acquisition is included in other assets in the accompanying consolidated balance sheets and is being amortized over 5 to15 years on a straight-line basis. The Company periodically evaluates the existence of goodwill impairment on the basis of whether the goodwill is fully recoverable from projected undiscounted net cash flows of the related business unit. Goodwill and other intangibles (net of accumulated amortization) was approximately $5,258,000 and $1,701,000 at the end of 2001 and 2000, respectively. Amortization included in continuing operations amounted to approximately $473,000, $170,000 and $170,000 in 2001, 2000 and 1999, respectively.

Costs incurred in connection with issuance of debt is included in other assets in the accompanying consolidated balance sheets and is being amortized over the life of the related debt (9 to 22 months) on the straight-line basis. Deferred debt issuance costs (net of accumulated amortization) was approximately $1,668,000 and $1,833,000 at the end of 2001 and 2000, respectively. Amortization included in interest expense amounted to approximately $803,000, $141,000 and $0 in 2001, 2000 and 1999, respectively.

Change in Accounting Principle - Deferred Product Enhancement Costs - Deferred product enhancement costs represent incremental direct costs specifically identified with the adaptation and enhancement of existing commercial products to meet the needs of specifically identified customers or markets. Such costs were amortized on a straight-line basis over the estimated economic useful lives of the related products, which did not exceed five years. In fiscal 1999, in accordance with Statement of Position 98-5, "Reporting on the Cost of Start-Up Activities," the Company changed its method of accounting for deferred product enhancement costs to expense these costs as incurred. As a result, the Company recognized a cumulative affect of a change in accounting principle of approximately $2,822,000, net of income tax benefit of $1,000,000.

NEXIQ Technologies, Inc.
Notes to Consolidated Financial Statements (continued)

Long-Lived Assets - In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of," the Company evaluates the recoverability of the carrying value of the Company's long-lived assets and certain intangible assets based on estimated undiscounted cash flows to be generated from each of such assets. To the extent impairment is identified, the Company reduces the carrying value of such impaired assets to their estimated fair values.

Income Taxes - In accordance with SFAS No. 109, "Accounting for Income Taxes," the Company recognizes deferred income taxes based on the expected future tax consequences of differences between the financial statement basis and tax basis of assets and liabilities calculated using enacted tax rates in effect for the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Product Warranty Costs and Service Returns - Anticipated costs related to product warranty and service returns are provided for based on management's estimate of such costs, after consideration of historical trends and sales of products to which costs relate.

Shipping and Handling Costs - All costs related to shipping and handling of products are included in cost of sales.

Advertising Costs - All costs related to advertising are expensed in the period incurred. Total advertising expenses were $72,000, $138,000 and $105,000 for the years ended 2001, 2000 and 1999, respectively.

Earnings Per Share - Basic earnings per share ("EPS") is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Other obligations, such as stock options and warrants, are considered to be potentially dilutive common shares. Diluted EPS assumes the issuance of potential dilutive common shares outstanding during the period and adjusts for any changes in income and the repurchase of common shares that would have occurred from the assumed issuance.

Options to purchase approximately 3,520,000 shares, 891,000 shares and 897,000 shares of common stock were outstanding during 2001, 2000 and 1999, respectively, and were not included in the computation of diluted EPS because the effect would have been anti-dilutive. Warrants to purchase approximately 4,286,000 shares, 1,805,000 shares and 124,000 shares of common stock were outstanding during 2001, 2000 and 1999, respectively, and were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

The computations of basic and diluted loss per common share for 2001, 2000 and 1999 is as follows:

	2001	2000	1999
Loss per share - basic
Continuing operations	$(1.86)	$(1.43)	$(0.66)
Discontinued operations	—	(0.82)	(4.83)
Cumulative effect of accounting change	(0.29)	—	(0.47)

Net loss	$(2.15)	$(2.25)	$(5.96)

Loss per share - diluted
Continuing operations	$(1.86)	$(1.43)	$(0.66)
Discontinued operations	—	(0.82)	(4.83)
Cumulative effect of accounting change	(0.29)	—	(0.47)

Net loss	$(2.15)	$(2.25)	$(5.96)

Weighted average common shares	8,605,907	6,290,290	6,043,634
Effect of dilutive options and warrants	—	—	—

Adjusted weighted average common shares	8,605,097	6,290,290	6,043,634

NEXIQ Technologies, Inc.
Notes to Consolidated Financial Statements (continued)

Foreign Currency Translation - Prior to September 24, 2000, assets and liabilities of the Company's foreign operations were translated at year-end exchange rates. Net sales and expenses were translated at the average rates prevailing during the year. Balance sheet translation gains and losses were reflected as a separate component of stockholders' equity (deficit). Foreign currency gains and losses arising from transactions are reflected in net income (loss). The Company disposed of its foreign operations during fiscal 2001.

During 1999, the Company recognized net foreign exchange gains of approximately $33,000, primarily resulting from intercompany transactions with foreign subsidiaries. The foreign exchange gains (losses) have been recorded in the consolidated statements of operations in discontinued operations.

Recent Accounting Pronouncements - In 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 replaces Accounting Principles Board Opinion 16, "Business Combinations," and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 replaces APB 17, " Intangible Assets." In accordance with SFAS No. 142, effective for the Company's fiscal year 2003, as a replacement to amortization of goodwill and intangible assets with indefinite lives, the Company will evaluate goodwill and intangible assets for impairment annually. The Company is currently reviewing these statements to determine their impact.

In 2001, the FASB issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. SFAS 143 also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective for the Company's fiscal year 2003. The Company is currently reviewing the statement to determine its impact.

In 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 address significant issues related to implementation of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 is effective for the Company's fiscal year 2003. The Company is currently reviewing the statement to determine its impact.

Reclassifications - Certain prior-year amounts have been reclassified to conform with current-year presentation.

3. Acquisition

In May 2001, the Company completed the acquisition of Diversified Software Industries, Inc., an independent software developer. In connection with the acquisition, the Company issued 1,714,285 shares of common stock in exchange for all the outstanding shares of Diversified Software. In addition, NEXIQ Technologies granted nonstatutory stock options to acquire 1.0 million shares of NEXIQ common stock to certain employees of Diversified Software. The purchase price was approximately $4,251,000. The acquisition was accounted for as a purchase with excess purchase price over the estimated fair value of net assets acquired of approximately $4.0 million.

The following pro forma results of operations reflect this transaction as if it had occurred on September 27, 1999. The pro forma data does not purport to be indicative of the results that would have actually have been reported if the transaction had occurred on such date (unaudited):

	2001 (unaudited)	2000 (unaudited)

Net Sales	$13,813,000	$15,577,000
Loss from continuting operations	(18,090,000)	(10,713,000)
Net loss	(20,575,000)	(15,863,000)

Loss Per Share
Loss from continuing operations	$(1.87)	$(1.34)
Net loss	(2.13)	(1.98)

NEXIQ Technologies, Inc.
Notes to Consolidated Financial Statements (continued)

4. Other Assets

Other assets consist of:

	2001	2000

Goodwill and other intangibles	$6,582,215	$2,552,215
Debt issuance costs	3,068,969/FONT>	1,973,605
Note receivable	1,000,000	—
Security deposits	82,324	31,217
Patent	12,490	—

	10,745,998	4,557,307
Less:accumulated amortization	(2,226,692)	(992,000)

	$8,519,306	$3,565,037

5. Notes Payable and Long-Term Debt

Notes payable and long-term debt consist of the following as of September 30, 2001 and September 24, 2000:

	2001	2000

Notes payable - current
Notes payable to banks	$10,872,335	$18,276,246

Long-term debt:
Convertible notes payable	17,931,649	10,978,369
Other notes payable	186,464	—

Total long-term debt	18,118,113	10,978,369

Total notes payable and long-term debt	$28,990,448	$29,254,615

Notes Payable to Bank

On September 21, 2001, the Company amended its credit facility agreement with a syndicate of banks. The terms of the modified agreement provide a $2,500,000 revolving line of credit and term notes that expire on June 30, 2002. As of September 30, 2001, borrowings outstanding under the agreement totaled $11,425,000, consisting of $2,500,000 under the revolving line of credit and $8,925,000 of term notes. Interest on all borrowings is payable monthly at prime (6.0% at September 30, 2001) plus 3.0% through December 31, 2001, prime plus 3.5% from January 1, 2002 through March 31, 2002 and prime plus 4.0% thereafter. The credit facility is collaterialized by a priority lien on all the Company's existing and after-acquired real, personnel and intellectual property, including a pledge of 100% of the capital stock of all the Company's subsidiaries.

In connection with the amendment, the Company issued warrants to purchase 718,097 shares of common stock. The value of the warrants estimated at $553,000 was recognized as discount of the notes payable to the banks. The unamortized discount of $541,000 as of September 30, 2001 will be amortized as interest expense through June 30, 2002.

NEXIQ Technologies, Inc.
Notes to Consolidated Financial Statements (continued)

In connection with the amendment, the Company is obligated for amendment fees totaling $900,000 to be paid or payable as follows: $100,000 on September 21, 2001; $50,000 on December 24, 2001; $250,000 on March 24, 2002, and $500,000 on June 24, 2002. The unpaid portion of the amendment fee is subject to waiver if all the outstanding borrowings have been paid in full, the banks commitments to make further loans to the Company have been terminated and no event of default has occurred on or before December 24, 2001, March 24, 2002 or June 24, 2002. The Company has recognized the full amount of the amendment fee as debt issuance cost which will be amortized as interest expense through June 30, 2002.

In addition, the amendment provides for the potential waiver of accrued default interest as of September 30, 2001 (approximately $182,000) if all the outstanding borrowings have been paid in full, the banks commitments to make further loans to the Company have been terminated and no event of default has occurred on or before June 24, 2002.

Convertible Note Agreement

On July 31, 2000, the Company entered into a Convertible Note Agreement with Sunrise Capital Partners, L.P., a private investment fund, ("Sunrise") and certain other participants, which included certain members of the Company's management and certain members of the Allard-Nazarian Group, Inc., of which the Company's Chairman and CEO is a member. The Convertible Note Agreement provides for a series of investment transactions: the Term A Financing, Term B Financing and Term C Financing as follows:

Term A Financing

On July 31, 2000, the Company completed the Term A Financing. Under the Term A Financing, the Company issued the following securities in exchange for $12,570,000 in cash and notes with outstanding principal of $1,546,000 ($1,500,000 carrying value) received from Sunrise and the other participants:

- 1,833,905 shares of common stock. The value assigned to the common stock issued was approximately $2,751,000.

- Warrants to purchase 1,613,355 shares of common stock at $1.75, exercisable at any time at the option of the holder. The warrants expire five years from the date of issuance. The value assigned to the warrants was approximately $871,000.

- $14,116,875 principal value of Term A Convertible Notes. The Term A Convertible Notes, which mature in three years, bear interest at an annual rate of 10.75%, payable in cash or in additional notes at the option of the Company. The Term A Convertible Notes are convertible at the option of the holder or the Company, under certain conditions, at $1.75 per share. The value assigned to the Term A Convertible Notes at the date of issuance was $10,448,000, net of a discount of $3,669,000.

In connection with the Term A Financing, the Company paid approximately $1,693,000 consisting of closing costs of $282,000 (paid in additional Term A Notes) and other professional fees.

Term B Financing

In November 2000, the Company completed the Term B Financing under the Convertible Note Agreement with terms equivalent to the Term A Financing except that the Company received $5,000,000 in cash in exchange for the following securities:

- Warrants to purchase 571,000 shares of common stock at $1.75 per share (valued at $900,000)

- Term B Convertible Notes with a principal value of $5.0 million. The Term B Convertible Note mature on July 31, 2003, bear interest at an annual rate of 10.75% payable in cash or in additional notes at the option of the Company. The Term B Convertible Notes are convertible into common stock at the option of the holder or the Company, under certain conditions, at $1.75 per share. The value assigned to the Term B Convertible Notes at the date of issuance was $0, net of a discount of $5,000,000.

In connection with the Term B Financing, the Company paid approximately $192,000 consisting of closing costs ($100,000 paid in additional Term B Notes.)

Term C Financing

In January 2001, completed the Term C Financing under the Convertible Note Agreement with terms equivalent to the Term A Financing except that the Company received $5,000,000 in cash in exchange for the following securities:

- Warrants to purchase 571,000 shares of common stock at $1.75 per share (valued at $900,000)

- Term C Convertible Notes with a principal value of $5.0 million. The Term C Convertible Note mature on July 31, 2003, bear interest at an annual rate of 10.75% payable in cash or in additional notes at the option of the Company. The Term C Convertible Notes are convertible into common stock at the option of the holder or the Company, under certain conditions, at $1.75 per share. The value assigned to the Term C Convertible Notes at the date of issuance was $45,000, net of a discount of $4,955,000.

In connection with the Term C Financing, the Company paid approximately $223,000 consisting of closing costs ($100,000 paid in additional Term C Notes) and other professional fees).

NEXIQ Technologies, Inc.
Notes to Consolidated Financial Statements (continued)

On September 21, 2001, the Company entered into a Amended Convertible Note Agreement with Sunrise and certain other participants, which included a member of the Company's management and certain members of the Allard-Nazarian Group, Inc. The Amended Convertible Note Agreement provides for a series of investment transactions: the Term D Financing and the Term E Financing, as follows:

Term D Financing

On September 21, 2001, the Company completed the Term D Financing. Under the Term D Financing, the Company issued the following securities in exchange for $5,000,000 in cash received from Sunrise and the other participants:

- 2,016,151 shares of common stock. The fair value of the common stock issued was approximately $1,073,000.

- Warrants to purchase 571,429 shares of common stock at $1.75, exercisable at any time at the option of the holder. The warrants expire five years from the date of issuance. The fair value of the warrants was approximately $232,000.

- $5,000,000 principal amount of Term D Convertible Notes. The Term D Convertible Notes, mature on July 31, 2003, bear interest at an annual rate of 10.75%, payable in cash or in additional notes at the option of the Company. The Term D Convertible Notes are convertible at the option of the holder or the Company, under certain conditions, at $1.75 per share. The value assigned to the Term D Convertible Notes at the date of issuance was $3,488,000, net of a discount of $1,512,000.

In connection with the Term D Financing, the Company paid approximately $350,000 consisting of closing costs of $200,000 (including $100,000 paid in additional Term D Notes) and other professional fees.

Term E Financing

Subsequent to September 30, 2001, the Company received $2.0 million in cash in connection with partial funding of the Term E Financing under the Convertible Note Agreement in exchange for issuing the following securities:

- 806,461 shares of common stock.

- Warrants to purchase 228,571 shares of common stock at $1.75, exercisable at any time at the option of the holder. The warrants expire five years from the date of issuance.

- $2,000,000 principal value of Term E Convertible Notes. The Term E Convertible Notes, mature on July 31, 2003, and bear interest at an annual rate of 10.75%, payable in cash or in additional notes at the option of the Company. The Term E Convertible Notes are convertible at the option of the holder or the Company, under certain conditions, at $1.75 per share.

In connection with the Term E Financing, the Company paid approximately $80,000 consisting of closing costs ($40,000 paid in additional Term E Notes.)

The conversion features included in the Convertible Note Agreement and the Amended Convertible Note Agreement are considered beneficial conversion features. The Company accounts for these features under Emerging Issues Task Force (EITF) 00-27, "Application of Issue 98-5 to Certain Convertible Instruments." In accordance with the transition requirements of EITF 00-27, the Company allocated approximately $2.5 million of the proceeds received in the Term A Financing to the beneficial conversion feature and recorded the amount in additional paid-in capital as a cumulative effect of a change in accounting principle. The resulting discount on the debt was expensed immediately, since the debt is convertible at any time at the option of the holder.

Furthermore, the Company has allocated a portion of the proceeds from the Term B Financing to the beneficial conversion feature of the Term B Convertible Note. The Company has recorded a beneficial conversion feature of approximately $4.0 million in additional paid in capital in connection with the Term C Financing resulting in a discount on the Term C Convertible Note. The discount is being amortized using the effective interest method over the period ending July 2003.

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

The Convertible Notes are subordinate in right of payment to the payment in full of all obligations of the Company under the Company's existing senior bank credit facility. The Notes are collateralized by a second priority lien on all the Company's real, personnel and intellectual property, including a pledge of 100% of the capital stock of all the Company's subsidiaries.

NEXIQ Technologies, Inc.
Notes to Consolidated Financial Statements (continued)

Other Notes Payable

In connection with the acquisition of Diversified Software Industries, Inc., the Company acquired a liability to the Iowa Department of Economic Development. The obligation is to be repaid in semiannual installments with payments of .5% of prior year revenues until $200,000 has been repaid. The obligation is discounted at 9% assuming a six year repayment and is unsecured.

The aggregate maturities of notes payable and long-term debt is: 2002, $11,425,000 and 2003, $29,699,000.

6. Accrued Expenses

Accrued expenses consist of:

	2001	2000

Interest	$2,880,337	$587,403
Payroll and related amounts	621,590	469,599
Bank fees and debt issue costs	850,000	620,000
Deferred gain from swap termination	—	437,367
Severance costs	290,000	305,200
Warranty	20,000	120,000
Settlement reserve	226,310	—
Other	122,199	249,309

	$5,010,436	2,788,878

7. Income Taxes

The components of federal and state income taxes provisions are as follows:

	2001	2000	1999
Current
Federal	$(244,860)	$—	$—
State	—	—	—

	$(244,860)	$—	$—

Deferred
Federal	(47,112)	—	—
State	—	—	—

	(47,112)	—	—

	$(291,972)	$—	$—

NEXIQ Technologies, Inc.
Notes to Consolidated Financial Statements (continued)

A reconciliation for continuing operations of income taxes at the federal statutory rate of 34% to income taxes at the Company's effective tax rate is as follows:

	2001	2000	1999

Income tax at 34%of income before provision for income taxes	$(5,634,000)	$(3,052,000)	$(1,351,000)
State income tax benefit (net of effect of federal tax)	—	—	(184,000)
Non-deductible debt discount amortization	930,000	—	—
Change in valuation allowance	4,332,000	3,052,000	1,535,000
Tax refund	(244,860)	—	—
Other	324,888	—	—

	$(291,972)	$—	$—

The approximate income tax effects of temporary differences comprising the deferred tax assets and liabilities are as follows:

	2001	2000

Deferred tax assets and valuation allowance:
Goodwill	$—	$6,460,000
Deferred enhancement and software costs	698,000	944,000
Severance liability	324,000	478,000
Inventory related	64,000	76,000
Bad debt reserve	20,000	120,000
Warranty reserve	7,000	49,000
Litgation reserve	77,000	—
Stock warrants	—	113,000
Other	131,000	106,000
Tax loss carryforward	13,219,000	1,870,000
Valuation allowance	(13,433,000)	(9,101,000)

	1,107,000	1,213,000

Deferred tax liabilities:
Fixed asset differences	$(319,000)	$(362,000)
DISC deferral	(774,000)	(885,000)
Goodwill	(14,000)	—
Other	—	14,000

	(1,107,000)	(1,261,000)

Net deferred liabilities	$—	$(48,000)

For income tax purposes, the Company had available, at September 30, 2001, net operating loss ("NOL") carryforwards for regular income tax purposes of approximately $38.9 million. The net operating loss carryforwards expire as follows: 2015, $5.5 million and 2016, $33.4 million.

For financial statement purposes, the tax benefit of operating losses is recognized as a deferred tax asset, subject to appropriate valuation allowances when it is determined that recovery of the deferred tax asset is unlikely. The Company evaluates the tax benefits of operating loss carryforwards on an ongoing basis. Such evaluations include a review of historical and projected future operating results, the eligible carryforward period and other circumstances. any periodically reviews the valuation allowance it has established on its deferred tax assets. In fiscal 2001, the Company has not recorded a net deferred tax asset based on its estimate future taxable earnings.

8. Common Stock

A) Stock Option Plans

The Company has stock option plans for selected officers, key employees and directors under the 1995 Stock Option Plan (the "1995 Plan") and 1997 Equity Incentive Plan (the "1997 Plan") and 2001 Nonstatutory Plan (the "2001 Nonstatutory Plan"). The plans provide that options may be granted at a price equal to at least the fair market value of the underlying common stock at the date of the grant. Options granted under the plans are exercisable at various dates as specified in the underlying option agreement with a term limited to ten years. Vesting is established at the descretion of the Stock Option/Compensation Committee. The options automatically expire upon termination of employment with the Company. An aggregate of 550,000, 3,500,000 and 1,500,000 shares of common stock are reserved for issuance under the 1995 Plan, the 1997 Plan and 2001 Nonstatutory Plan, respectively.

NEXIQ Technologies, Inc.
Notes to Consolidated Financial Statements (continued)

A summary of stock option activity for each of the three years in the period ended September 30, 2001, follows:

	Shares Under Option	Weighted-Average Exercise Price

Outstanding, September 27, 1998	766,946	6.95
Exercised	(2,500)	2.88
Terminated	(133,666)	7.96
Granted, at fair value	266,700	5.18

Outstanding, September 28, 1999	897,480	6.31
Exercised	—	—
Terminated	(431,000)	6.01
Granted, at fair value	425,000	1.54

Outstanding, September 24, 2000	891,480	4.18
Exercised	—	—
Terminated	(77,500)	2.66
Granted
At fair value	1,491,000	1.35
At other than fair value	1,215,125	0.38

Outstanding, September 30, 2001	3,520,105	$1.70
	==========	=====

The following is a summary of options outstanding and exercisable at September 30, 2001:

Options Outstanding	Options Exercisable
	Number	Weighted Average		Number
Range of	Outstanding	Remaining	Weighted Average	Exercisable	Weighted Average
Exercise Prices	at 9/30/01	Contractual Life	Exercise Price	at 9/30/01	Exercise Price

$0.00 to $1.00	1,000,000	4.6 years	$ 0.01	--	$ 0.00
$1.01 to $2.99	2,053,625	8.8	1.41	685,522	1.52
$3.00 to $5.99	156,200	7.1	5.01	131,476	5.19
$6.00 to $8.99	287,280	5.5	6.98	280,614	6.98
$9.00 to $11.13	23,000	5.7	11.13	23,000	11.13
	3,520,105 =========	7.3	1.69	1,120,612 =========	3.51

As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company has elected to continue to apply APB Opinion No. 25, "Accounting for Stock Issued," to account for its stock-based compensation plans. Had compensation for the stock option plans been determined using the fair value at the grant dates for awards under those plans, consistent with the guidelines of SFAS No. 123, the Company's loss from continuing operations and net loss from continuing operations per share would have been increased (decreased) to the pro forma amounts listed below:

	2001	2000	1999
Pro forma net loss from continuing operations	$(16,879,697)	$(8,691,282)	$(4,456,989)
Pro forma diluted loss per share	$(1.96)	$(1.38)	$(0.74)

Consistent with SFAS No. 123, pro forma net loss and loss per share information excludes the impact of options granted prior to September 24, 1995. Pro forma compensation cost may not be representative of that to be expected in future years.

The weighted average fair value of options granted was $.96, $.77 and $2.35 for options granted during 2001, 2000 and 1999, respectively. The values were estimated on the date of grant using the Black-Sholes option pricing model with the following weighted average assumptions used for grants in 2001, 2000 and 1999, respectively: risk-free interest rates ranging from 3.8% to 6.6%, expected dividend yield of 0% for the periods, expected options lives of five years and expected volatilities ranging from 46.8% to 95.0%.

NEXIQ Technologies, Inc.
Notes to Consolidated Financial Statements (continued)

B) NEXIQ Employee Stock Purchase Plan

The Company's Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors on June 1, 1997. The Purchase Plan is a qualified stock purchase plan under the Internal Revenue Code covering all employees of the Company, except employees who are owners of 5% of the Company's stock. Eligible employees can purchase shares on a quarterly basis on December 15, March 15, June 15 and September 15. The minimum purchase amount is 10 shares per quarter to a maximum of 400 shares per year. The purchase price of the shares is 93% of the average of the closing prices of the common stock during the period of five trading days ending on the purchase date. An aggregate of 30,000 shares was reserved for issuance under the Purchase Plan. Shares purchased under the Company's Purchase Plan were 7,420 shares, 7,485 shares and 6,803 shares in 2001, 2000 and 1999, respectively.

C) NEXIQ Stock Bonus Award Plan

The Company's Stock Bonus Award Plan (the "Bonus Plan") was adopted by the Board of Directors on June 1, 1997. All employees of the Company, except employees who are owners of 5% or more of the Company's stock, are eligible to participate in the Bonus Plan. The Bonus Plan allows for the award of shares of the Company's common stock. Awards under the Bonus Plan are made at the discretion of the Chief Executive Officer to employees who have demonstrated outstanding performance and commitment in their employment with the Company. An aggregate of 20,000 shares was reserved for issuance under the Bonus Plan. Shares awarded under the Company's Bonus Plan were 0 shares, 175 shares and 2,225 shares in 2001, 2000 and 1999, respectively. The compensation expense related to these awards is not significant.

9. Employee Benefits

The Company has a profit sharing 401(k) plan for the benefit of eligible United States employees, whereby the Company matches a portion of the employees' contributions to the plan. During 2001, the Company matched 50% of the first 5% of employees' contributions. The Company's expense included in continuing operations relating to this plan amounted to approximately $129,000, $82,000 and $70,000 in 2001, 2000 and 1999, respectively.

10. Significant Customers

For Fiscal 2001, 2000 and 1999, a distributor with rights to sell certain of the Company's products represented approximately 24%, 36% and 51%, respectively, of the Company's net sales. Another customer represented approximately 16% of the Company's net sales for fiscal 2001 and 1999.

11. Commitments

The Company leases certain buildings, office space and equipment under various lease agreements that expire at various dates over the next five years.

As of September 30, 2001, the aggregate future minimum lease commitments under operating leases obligations are as follows:

Fiscal Year	Operating Leases

2002	$ 586,000
2003	530,000
2004	456,000
2005	3,421,000
2006	328,000
Total minimum lease payments	$ 2,321,000 ==========

Total rental expense included in continuing operations charged to operations for 2001, 2000 and 1999 totaled approximately $440,000, $287,000 and $332,000, respectively.

During fiscal 2000, the Company entered into a severance agreement with a former executive officer, which provides for payments and benefits totaling approximately $294,000 per year for a five-year period commencing January 1, 2000. Amounts payable under this agreement were charged to operations during fiscal 2000. As of September 30, 2001, the remaining balance of $952,000 is payable as follows: 2002, $290,000; 2003, $290,000; 2004, $290,000; and 2005, $82,000.

NEXIQ Technologies, Inc.
Notes to Consolidated Financial Statements (continued)

The Company has a Change in Control Plan, which entitles two current officers and one key employee, upon a change in control event as defined in the Plan, to a lump-sum severance benefit equal to twelve to eighteen months of base salary, plus bonus, if the officers or the key employee is terminated without cause within one year of the change in control.

12. Restructuring Costs

During 2000, the Company entered into severance agreements with certain former executives and officers. In connection with the agreements, the Company recorded a restructuring charge of $1,840,000, consisting primarily of the continuation of payroll and benefits subsequent to termination. Of the total restructuring charge, $286,000 and $602,000 was paid during fiscal 2001 and 2000, respectively. The remaining $952,000 will be paid over a four-year period ending December 2004 in connection with the terms of a former executive's severance agreement.

During 1999, the Company entered into a severance agreement with a former executive. In connection with the agreement, the Company recorded a restructuring charge of $510,000, consisting primarily of the continuation of payroll and benefits subsequent to termination. During 2000 and 1999, the Company paid approximately $148,000 and $362,000, respectively, under the agreement.

13. Business Segment and Geographical Information

The Company operates in one segment: vehicle diagnostic equipment and software.

NEXIQ Technologies, Inc.
Notes to Consolidated Financial Statements (continued)

14. Selected Quarterly Financial Information (Unaudited)

Selected quarterly financial information for the years ended September 30, 2001 and September 24, 2000 is as follows:

(in thousands except earnings per share)

	First Quarter (Restated)	Second Quarter	Third Quarter	Fourth Quarter
2001
Net Sales	$3,166	$3,303	$3,379	$3,006
Gross Profit	1,770	2,060	2,011	1,961
Loss from continuing operations	(2,880)	(3,433)	(4,232)	(5,435
Loss before cumulative effect of change in accounting principle	(2,880)	(3,433)	(4,232)	(5,435)
Change in accounting principle	(2,485)	—	—	—
Net loss	(5,365)	(3,433)	(4,232)	(5,344)
Loss per share
Continuing operations	(0.37)	(0.43)	(0.49)	(0.55
Change in acccounting principle	(0.31)	—	—
Net loss	(0.68)	(0.43)	(0.49)	(0.55)
2000
Net Sales	$3,573	$3,588	$3,574	$2,617
Gross Profit	2,139	2,166	2,165	1,450
Loss from continuing operations	(2,952)	(1,554)	(1,608)	(2,864
Loss from discontinued operations	—	(1,560)	(615)	(2,975)
Net loss	(2,952)	(3,114)	(2,223)	(5,839)
Earnings (loss) per share
Continuing operations	(0.49)	(0.26)	(0.27)	(0.41)
Discontinued operations	—)	(0.26)	(0.10)	(0.42)
Net loss	(0.49)	(0.52)	(0.37)	(0.83)

NEXIQ Technologies, Inc.
Notes to Consolidated Financial Statements (continued)

Restatement

Subsequent to the Company's filing on form 10-Q/A for the first quarter ended December 24, 2000, the Company concluded it was necessary to restate the impact of Emerging Issues Task Force (EITF) 00-27 "Application of Issue 98-5 to Certain Convertible Instruments" as a cumulative change in accounting principle as of the beginning of the quarter ended December 24, 2000. As a result, the Company has concluded that it was necessary to revise its previously disclosed unaudited results of operations for the three months ended December 24, 2000.

In accordance with EITF 00-27, the Company has allocated $2.5 million of the proceeds from the Term A Financing to the beneficial conversion feature resulting in a discount on the Term A Convertible Note. The beneficial conversion feature has been recorded in additional paid in capital. The resulting discount on the Term A Convertible Note has been fully amortized, since the debt is immediately convertible at the option of the holder. Consequently, the cumulative effect of a change in accounting principle has been reflected in the statement of operations as of the beginning of the quarter ended December 24, 2000.

The summary of the impact of the restatement on the consolidated financial statements for the unaudited three month period ended December 24, 2000 is as follows:

	As previously stated	As restated
Cumulative effect of a change in accounting principle	$(1,605,000)	$(2,485,475)

Net Loss	(4,485,267)	(5,365,742)

Net loss per share	(0.57)	(0.68)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On May 24, 2001, the Company notified Arthur Andersen LLP that it was changing its independent accountants to PricewaterhouseCoopers LLP for the fiscal year ending September 30, 2001. The Audit Committee of the Board of Directors and the Board of Directors of the Company approved the decision to change its independent accountants.

The reports of Arthur Andersen LLP on the Company's financial statements for the past two fiscal years ended September 24, 2000 and September 26, 1999 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the report of Arthur Andersen LLP on the Company's financial statements for the year ended September 24, 2000 included an explanatory paragraph relating to an uncertainty about the Company's ability to continue as a going concern.

The Company and Arthur Andersen LLP have not, in connection with the audit of the Company's financial statements for each of the prior two years ended September 24, 2000 and September 26, 1999 or for any subsequent interim period prior to and including May 24, 2001, had any disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope. During this period, there were also no disagreements which, if not resolved to Arthur Andersen LLP's satisfaction, would have caused them to make reference to the subject matter of such disagreement in their reports on the financial statements for such years, except with respect to the information previously reported in the Company's February 9, 1999 press release concerning the results of operations for the fiscal 1999 first quarter. Additionally, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

During the fiscal years ended September 24, 2000 and September 26, 1999, PricewaterhouseCoopers LLP had not been engaged as an independent accountant to audit either the financial statements or the Company, nor had it been consulted regarding the application of the Company's accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements.

Part III

Item 10. Directors and Executive Officers of the Registrant

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

		Officer or
Name	Age	Director Since	Position with the Company

John R. Allard	36	1998	Chairman of Board and Chief Executive Officer, Director

Lawrence S. Coben	43	2001	Director

Paul G. Giovacchini	44	1990	Director

Irwin A. Gold	44	2000	Director

Joseph A. Julian, Jr.	34	2000	Director

David A. Preiser	44	2000	Director

Michael D. Stewart	33	2000	Director

Jack E. Schang	65	2000	President and Chief Operating Officer

Bernard H. Tenenbaum	46	1994	Director

NEXIQ Technologies, Inc.
Notes to Consolidated Financial Statements (continued)

John R. Allard has been Chairman of the Company since July 2000, a director of the Company since August 1998 and President and Chief Executive Officer of the Company since December 1999. From February 1999 to December 1999, Mr. Allard served as President and Chief Operating Officer of the Company. Mr. Allard is also a Director and Partner of Allard Nazarian Group, Inc., where he served as Chief Executive Officer from December 1992 to August 1998.

Lawrence Coben has been a director of the Company since January 2001. Mr. Coben has been a principal of Sunrise Capital Partners, L.P. ("Sunrise"), a private investment fund, since January 2001. From 1997 to 2000, Mr. Coben provided consulting services, primarily to energy and environmental industries. Prior to 1997, Mr. Coben was Chief Executive Office of Bolivian Power Company, Ltd. and Managing Director of Liberty Power Corp.

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

Jack E. Schang has been President and Chief Operating Officer of the Company since December 2000. From 1999 to 2000 he was Chief Operating Officer of ORBCOMM Enterprises, a provider of products for various transportation sectors that utilize a low-earth-orbit satellite network for enhanced operations. From 1997 to 1999 he was Vice President and General Manager of Qualcomm's OmniTRACS division, a provider of satellite tracking and communications for mobile workforces. Schang has also held senior executive positions at Rockwell International, Ryder-P*I*E and Allied Van Lines.

Michael D. Stewart has been a director of the Company since July 2000. Mr. Stewart is currently a principal of Sunrise. Mr.Stewart has worked for the Financial Restructuring Group of Houlihan Lokey since 1990.

Bernard H. Tenenbaum has been a director of the Company since 1989. Since April 1997, Mr. Tenenbaum has been President of the Children's Leisure Products Group of The Jordan Company, a leveraged buyout firm based in New York. From 1993 to 1997, Mr. Tenenbaum was Vice President, Corporate Development, of Russ Berrie & Company, a global impulse-gift company. Mr. Tenenbaum was also the founding Director of the George Rothman Institute for Entrepreneurial Studies at Fairleigh Dickinson University in New Jersey. He also served as the Associate Director of the Sol C. Snider Entrepreneurial Center of the Wharton School at the University of Pennsylvania. In addition to his career in business development and advanced business studies, Mr.Tenenbaum has served as a business consultant for AT&T, IBM CIGNA Corporation and the Philadelphia Phillies.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation for services in all capacities to the Company for the fiscal years ended September 30, 2001, September 24, 2000 and September 26, 1999 of those persons who were at September 30, 2001 (i) the Chief Executive Officer and (ii) each of the four most highly compensated executive officers of the Company other than the Chief Executive Officer, (with the Chief Executive Officer, collectively, the "Named Officers").

Summary Compensation Table

				Long-Term
				Compensation
		Annual Compensation (1)		Securities	All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)	Underlying Options	Compensation ($)
John Allard	2001	300,040	150,000	745,000	17,250
Chairman and CEO	2000	300,040	—	200,000	15,091
	1999	272,921	—	25,000	9,234

Michael Foster (2)	2001	300,040	—	—	—
Former Chairman and CEO	2000	138,133	—	—	5,321
	1999	509,648	—	186,000	73,651

Jack Schang	2001	201,936	100,000	150,000	24,548
President,COO	2000	—	—	—	—
	1999	—	—	—	—

John Powers (3)	2001	180,000	25,000	50,000	14,000
Vice President, CFO	2000	178,263	50,000	50,000	9,783
	1999	168,222	—	7,200	10,803

(1) Excludes perquisites and other personal benefits, the aggregate annual amount of which was less than the lesser of $50,000 or 10% of the total of annual salary and bonus reported.

(2) Mr. Foster retired as Chairman and Chief Executive Officer as of December 21, 1999.

(3) Mr. Powers resigned as Vice President, Chief Financial Officer as of November 8, 2001.

Option Grants in Last Fiscal Year (Individual Grants)

The following table contains information concerning the grant of stock options under the Company's 1995 Stock Option Plan and the 1997 Equity Incentive Plan to the Named Officers during the Company's last fiscal year.

	Number of	% of Total
	Securities	Options Granted
	Underlying	to Employees	Exercise	Expiration	Grant Date
Name	Options Granted	In Fiscal 2001	Price ($)	Date	Present Value (4)

John Allard	745,000 (1)	50%	$1.01 to	11/2/10 to	$ 617,533
Chairman and CEO			$1.39	09/28/11

Jack Schang	150,000 (2)	10%	$1.39	11/30/10	$ 149,775
President, COO

John Powers	50,000 (3)	3%	$1.39	11/2/10	$ 49,925
Vice President, CFO

(1)	Options granted under the NEXIQ Technologies, Inc. 1997 Equity Incentive Plan at an exercise price equal to the fair market value of the Company's Common Stock on the date of grant. The options granted to Mr. Allard vest as follows: 73,500 on 12/22/00; 171,500 on 9/13/01; 250,000 on 7/31/02; and The date the Corporation replaces its senior debt facility with Fleet National Bank with a subsequent debt facility (the "Replacement Debt Facility") with terms which are more favorable to the Corporation than the terms, based on a weighted average, of the debt facilities between the Corporation and Sunrise Capital Partners, L.P. (the "Sunrise Debt Facility") in effect on September 1, 2001. The determination of whether the terms of the Replacement Debt Facility are more favorable to the Corporation than the terms contained in the Sunrise Debt Facility shall be made by the Compensation Committee of the Board.
(2)	Options granted under the NEXIQ Technologies, Inc. 1997 Equity Incentive Plan at an exercise price equal to the fair market value of the Company's Common Stock on the date of grant. The options granted to Mr. Schang vest in 1/3 increments on 12/22/01, 12/22/02 and 12/22/03.
(3)	Options granted under the NEXIQ Technologies, Inc. 1997 Equity Incentive Plan at an exercise price equal to the fair market value of the Company's common stock on the date of grant. The options granted to Mr. Powers vest 15,000 on 12/22/00 and remaining 35,000 in 1/3 increments on 12/22/01, 12/22/02 and 12/22/03.
(4)	The weighted average fair value of options granted to the named officers was $.86. The values were estimated on the date of grant using the Black-Sholes option pricing model with the following weighted average assumptions used: Risk free interest rates ranging from 3.8% to 4.9%, expected dividend yield of 0%, expected option lives of 5 years and expected volatilities ranging from f 55.6% to 95.0%.

Option Exercises and Fiscal Year End Values

The following table contains information with respect to aggregate stock options exercised by the Named Officers during fiscal 2001 as well as unexercised options to purchase the Company's Common Stock granted through September 30, 2001 under the Company's 1995 Stock Option Plan or 1997 Equity Incentive Plan to the Named Officers and held by them at that date.

Aggregated Options/SAR Exercises in Last Fiscal Year and Fiscal Year End Option Value

	Shares		Number of Unexercised		Value of Unexercised In-the-Money
	Acquired On	Value	Options at September 30, 2001		at September 30, 2001 ($)(1)
	Exercise	Realized	Common Stock		Common Stock
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
John Allard	—	—	481,666	—	$—	$—
Jack Schang	—	—	—	150,000	—	—
John Powers	—	—	79,800	37,400	—	—

(1)	Based on the difference between the exercise price of each grant and the closing price of the Company's Common Stock as quoted on the OTC Bulletin Board on September 28, 2001, which was $1.01.

The foregoing options were granted under either the 1995 Stock Option Plan (the "1995 Plan") or the 1997 Equity Incentive Plan (the "1997 Plan"). Both plans are administered by the Stock Option/Compensation Committee, which consists of not less than three outside directors. The Committee determines the key employees to whom, and the time or times at which, options will be granted, the number of shares subject to each option and the terms upon which each option may be granted. An aggregate of 550,000 shares of common stock are reserved for issuance under the 1995 Plan. An aggregate of 3,500,000 shares of common stock are reserved for issuance under the 1997 Plan, as amended annual meeting of shareholders on November 2, 2000. Since the adoption of the 1995 Plan on June 6, 1995, options for a total of 550,000 shares of common stock (or all of the shares reserved for issuance) have been granted to selected officers and key employees of the Company. Since the adoption of the 1997 Plan on June 10, 1997, options for a total of 2,041,000 shares of common stock have been granted to selected officers and key employees of the Company.

Stock Option/Compensation Committee

The Stock Option/Compensation Committee of the Board of Directors consists of David A. Preiser, Bernard H. Tenenbaum and Joseph A. Julian, Jr. The Stock Option/Compensation Committee approves all executive compensation, including bonus and stock option awards.

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

The Change in Control Plan provides that if, within one (1) year after a change of control of NEXIQ, a Named Executive Officer is discharged without Cause (as defined below) or has resigned for reasons relating to a diminution of responsibilities, compensation or benefits or relocation of place of employment, NEXIQ shall pay to such individual a lump sum severance benefit. For purposes of the Change in Control Plan, "Cause" shall mean conviction of certain crimes, willful misconduct or conduct that caused NEXIQ to suffer a substantial loss or damage. Currently, each Named Executive Officer would receive between nine and eighteen months of base salary, plus bonus, depending upon the Named Executive Officer's years of service and status with the Company. At the discretion of the Board of Directors, the vesting of options may be accelerated in the event of a Change in Control. A Named Executive Officer may resign at any time and for any reason within one year of a Change in Control and receive the base salary component only of the lump sum benefit.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

MANAGEMENT AND PRINCIPAL SHAREHOLDERS

The following table sets forth certain information regarding beneficial ownership of the common stock as of November 30, 2001 by (i) each person who is known by the Company to beneficially own more than 5% of the outstanding shares of common stock; (ii) each of the Company's directors; and (iii) all directors and officers of the Company as a group:

	Number of Shares
Name and Address	Beneficially Owned	Percentage Beneficially Owned

John R. Allard (1)	722,563	6%
1155 Elm Street
Manchester, NH 03101

Lawrence S. Coben (2)	23,840,814	74%
685 Third Avenue, 15th Floor
New York, NY 10017

Paul G. Giovacchini (3)	16,167	*
55 Ferncroft Road
Danvers, MA 01923

Irwin N. Gold (4)	23,840,814	74%
685 Third Avenue, 15th Floor
New York, NY 10017

Joseph A. Julian, Jr. (5)	23,840,814	74%
685 Third Avenue, 15th Floor
New York, NY 10017

John W. Powers (6)	79,800	1%
6405 Nineteen Mile Road
Sterling Heights, MI 48314

David A. Preiser (7)	23,840,814	74%
685 Third Avenue, 15th Floor
New York, NY 10017

Jack E. Schang	—	*
6405 Nineteen Mile Road
Sterling Heights, MI 48314

Michael D. Stewart (8)	23,840,814	74%
685 Third Avenue, 15th Floor
New York, NY 10017

Bernard H. Tenenbaum (9)	19,262	*
767 5th Avenue, 48th Floor
New York, NY 10053

Gerald R. Allard (10)	843,207	7%
520 South Collier Boulevard
Chalet Number 301
Marco Island, FL 38937

Michael H. Foster (11)	925,937	7%
35 Harbour Green
Key Largo, FL 33037

James C. Griffin, Jr. (12)	658,897	5%
2475 Coral Court
Coralville, IA 52241

Motorola, Inc. (13)	756,240	6%
1303 East Algonquin Road
Schaumburg, IL 60196

Sunrise Capital Partners, L.P. (14)	23,840,814	74%
685 Third Avenue, 15th Floor
New York, NY 10017

All executive officers and directors	24,678,606	75%
as a group (10 persons) (15)

* Less than one percent

(1)	Mr. Allard has shared voting power (with Sunrise, see footnote (12)) and sole dispositive power with respect to the 722,563 shares (which figure includes 481,666 shares of common stock which Mr. Allard has the right to acquire within 60 days pursuant to exercise of stock options, 21,999 shares of common stock which Mr. Allard has the right to acquire within 60 days pursuant to exercise of common stock purchase warrants and 136,971 shares of common stock which Mr. Allard has the right to acquire within 60 days pursuant to the conversion of convertible promissory notes held by him.)

(2)	Includes 23,840,814 shares of the Company's common stock beneficially owned by Sunrise (see footnote (14)). Mr. Coben may be deemed to share beneficial ownership of the common stock owned by Sunrise by virtue of his status as a principal of Sunrise Advisors, LLC, the managing partner of Sunrise. Mr. Coben disclaims any beneficial ownership in these shares.

(3)	Includes 16,167 shares of the Company's common stock which Mr.

(4)	Includes 23,840,814 shares of the Company's common stock beneficially owned by Sunrise (see footnote (14)). Mr. Gold may be deemed to share beneficial ownership of the common stock owned by Sunrise by virtue of his status as a principal of Sunrise Advisors, LLC, the managing partner of Sunrise. Mr. Gold disclaims any beneficial ownership in these shares.

(5)	Includes 23,840,814 shares of the Company's common stock beneficially owned by Sunrise (see footnote (14)). Mr. Julian may be deemed to share beneficial ownership of the common stock owned by Sunrise by virtue of his status as a principal of Sunrise Advisors, LLC, the managing partner of Sunrise. Mr. Julian disclaims any beneficial ownership in these shares.

(6)	Includes 79,800 shares of the Company's common stock which Mr. Powers has the right to acquire within 60 days pursuant to exercise of stock options. Mr Powers resigned as Vice President, Chief Financial Officer on November 8, 2001.

(7)	Includes 23,840,814 shares of the Company's common stock beneficially owned by Sunrise (see footnote (14)). Mr. Preiser may be deemed to share beneficial ownership of the common stock owned by Sunrise by virtue of his status as a principal of Sunrise Advisors, LLC, the managing partner of Sunrise. Mr. Preiser disclaims any beneficial ownership in these shares.

(8)	Includes 23,840,814 shares of the Company's common stock beneficially owned by Sunrise (see footnote (14)). Mr. Stewart may be deemed to share beneficial ownership of the common stock owned by Sunrise by virtue of his status as a principal of Sunrise Advisors, LLC, the managing partner of Sunrise. Mr. Steward disclaims any beneficial ownership in these shares.

(9)	Includes 16,167 shares of the Company's common stock which Mr. Tenenbaum has the right to acquire within 60 days pursuant to exercise of stock options.

(10)	According to a Schedule 13D filed with the Securities and Exchange Commission (the "Commission") on September 8, 2000 and a subsequent transaction, Gerald R. Allard, a private investor with an address of 520 South Collier Boulevard, Chalet Number 301, Marco Island, Florida 38937, has shared voting power (with Sunrise, see footnote (12)) and sole dispositive power with respect to the 706,770 shares of common stock (which figure includes 36,785 shares of common stock which Mr. Allard has the right to acquire within 60 days pursuant to the exercise of common stock purchase warrants and 187,607 shares of common stock which Mr. Allard has the right to acquire within 60 days pursuant to the conversion of convertible promissory notes held by him).

(11)	Includes 317,280 shares of the Company's common stock which Mr. Foster has the right to acquire within 60 days pursuant to exercise of stock options. Mr. Foster retired as Chairman and Chief Executive Officer of the Company on December 21, 1999.

(12)	According to a Schedule 13D filed with the Commission on May 18, 2001, James C. Griffin, Jr. has sole voting and dispositive power with respect to 663,897 shares of common stock (which figure includes 5,000 shares of common stock which Mr. Griffin has the right to acquire within 60 days pursuant to the exercise of stock options).

(13)	According to a Schedule 13G filed with the Commission on May 17, 2001, Motorola, Inc. has sole voting and dispositive power with respect to the 756,240 shares of common stock.

(14)	According to a 13D filed with the Commission on November 6, 2001, Sunrise, a private investment fund with its principal place of business at 685 Third Avenue, 15th Floor, New York, NY 10017, has sole voting and dispositive power with respect to 21,461,217 shares of common stock (which figure includes 2,931,202 shares of common stock which Sunrise has the right to acquire within 60 days pursuant to the exercise of common stock purchase warrants and 14,949,123 shares of common stock which Sunrise has the right to acquire within 60 days pursuant to the conversion of convertible promissory notes held by Sunrise). Sunrise also has shared voting power (but not shared dispositive power) with respect to 1,646,596 shares of common stock not held of record by Sunrise but which are the subject of a stockholders agreement between Sunrise and the owners of such shares.

(15)	Includes 21,214,307 shares of the Company's Common Stock which certain officers and directors have a right to acquire within 60 days of the date hereof pursuant to the exercise of stock options which are

Item 13. Certain Relationships and Related Transactions

Certain Relationships and Related Transactions

On July 31, 2000, the Company and its subsidiaries entered into a Convertible Note Agreement with Sunrise Capital Partners, L.P., a private investment fund. Lawrence C. Coben, David A. Preiser, Joseph A. Julian, Jr., Michael D. Stewart and Irwin N. Gold, directors of the Company, are affiliated with Sunrise. Pursuant to the Convertible Note Agreement, Sunrise and certain other participants (which include John R. Allard and certain members of the Allard-Nazarian Group, Inc.) agreed to invest up to $24.1 million in convertible promissory notes, common stock of the Company, and warrants to purchase common stock.

On September 21, 2001, the Company entered into a Amended Convertible Note Agreement with Sunrise Capital Partners, L.P., and certain other participants, which included a member of the Company's management and certain members of the Allard-Nazarian Group, Inc. Pursuant to the Amended Convertible Note Agreement, Sunrise and certain other participants (which include John R. Allard and certain members of the Allard-Nazarian Group, Inc.) agreed to invest up to $8.0 million in convertible promissory notes, common stock of the Company, and warrants to purchase common stock.

The Company has an employment agreement with Mr. Allard. The agreement provides for a minimum base salary, and an annual incentive bonus based on cash flow, raising capital and certain other objectives as may be determined by the Compensation Committee of the Board of Directors. The agreement for period of July 31, 2001 through September 29, 2002 and is renewable. The agreement contains provisions that prohibit the Company from materially altering Mr. Allard's position, duties, benefit plans or incentive plans. Under the agreement, Mr. Allard is entitled to one and one-half his base annual base salary, in the event the Company terminates his employment without cause. The agreement restricts Mr. Allard from competing with the Company during and for a period of two years beyond employment with the Company, and restricts Mr. Allard from disclosing certain confidential information.

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

(2) Financial Statement Schedule and Auditors' Report

Title                                                         Schedule
Valuation and Qualifying Accounts      II

All schedules omitted are inapplicable or the information required is shown in the Consolidated Financial Statements or notes thereto. The auditors' report of PricewaterhouseCoopers LLP and Arthur Andersen LLP with respect to the Financial Statement Schedule is located on page 44 of this Report.

(3) Exhibits:

Incorporated by reference to the Exhibit Index at the end of this report.

(b) The Registrant has filed the following reports on Form 8-K during quarter ended September 30, 2001:

On July 25, 2001, the Registrant filed a Current Report on Form 8-K/A to report the financial statements and pro forma financial information in connection with the acquisition of Diversified Software Industries, Inc.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of NEXIQ Technologies, Inc.

Our audit of the consolidated financial statements referred to in our report dated November 30, 2001 appearing in this Annual Report on Form 10-K of NEXIQ Technologies, Inc. also included an audit of the financial statement schedule as of September 30, 2001 and for the year then ended listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Detroit, Michigan
November 30, 2001

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULE

TO NEXIQ TECHNOLOGIES, INC.

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheets as of September 24, 2000 and September 26, 1999 and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended September 24, 2000 of NEXIQ Technologies, Inc. included in this Form 10-K, and have issued our report thereon dated December 18, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(a) of the index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the supplemental financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP
Boston, Massachusetts
December 18, 2000

SCHEDULE II

NEXIQ TECHNOLOGIES, INC.
VALUATION AND QUALIFYING ACCOUNTS

For the 53 weeks ended September 30, 2001, and
       the 52 weeks ended September 24, 2000 and September 26, 1999

			Additions

	Balance at Beginning Of period	Charged to costs and expenses	Acquisitions	Charged to other accounts	Deductions		Balance at end of period

2001
Allowance for doubtful accounts	$ 362,500	$ 29,475	$—	$—	$ 341,975	(1)	$57,675
Restructuring reserves	1,238,438	—	—	—	286,445	(2)	951,993
Acquisition reserves	—	—	378,132	—	378,132	(3)	—

2000
Allowance for doubtful accounts	$ 542,709	$ 204,812	$—	$—	$ 385,021	(1)	$ 362,500
Restructuring reserves	148,269	1,840,000	—	—	749,831	(2)	1,238,438
Acquisition reserves	151,945	—	—	—	151,945	(3)	—

1999
Allowance for doubtful accounts	$ 1,283,000	$ 164,668	$—	$—	$ 904,959	(1)	$ 542,709
Restructuring reserves	—	510,000	—	—	361,731	(2)	148,269
Acquisition reserves	872,085	—	—	—	720,140	(3)	151,945

(1) Accounts deemed uncollectible, net of recoveries.

(2) Restructuring costs paid/charges incurred.

(3) Acquisition costs paid/charges incurred.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

December 21, 2001 NEXIQ TECHNOLOGIES, INC.
By	/s/ John R. Allard John R. Allard Chairman and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the 21st of December 2001.

Signature	Title

/s/ John R. Allard John R. Allard	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)
/s/ Jack E. Schang Jack E. Schang	President and Chief Operating Officer
/s/ Kevin F. Kelly Kevin F. Kelly	Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ Lawrence S. Coben Lawrence S. Cobhen	Director
/s/ Paul G. Giovacchini Paul G. Giovacchini	Director
/s/ Irwin N. Gold Irwin N. Gold	Director
/s/ Joseph A. Julian,Jr. Joseph N. Julian, Jr.	Director
/s/ David A. Preiser David A. Preiser	Director
/s/ Michael D. Stewart Michael D. Stewart	Director
/s/ Bernard H. Tenenbaum Bernard H. Tenenbaum	Director

EXHIBIT INDEX

Certain of the following exhibits, designated with an asterisk (*) are filed herewith. The exhibits not designated have been previously filed with the Commission and are incorporated herein by reference to the documents indicated following the descriptions of such exhibits.

Page No.
Exhibit No.	Description	Of Paper Filing

3.1	Amended and Restated Articles of Incorporation of the Company are incorporated by reference to Exhibit 3.1 to the Registrant's Report on Form 10-KSB for the year ended September 29, 1996.
3.2	Bylaws of the Company are incorporated by reference to Exhibit 3.2 of the Registrant's Registration Statement on Form S-4 filed with the Commission on February 22, 1994, Registration No. 33-75656.
10.1	Asset Purchase Agreement, dated September 28, 1993 among WPI Group, Inc. and Magnetec Corporation and Tridex Corporation, previously filed and incorporated by reference to Registrant's report on Form 10-KSB for the year ended September 26, 1993.
10.2	Agreement and Plan of Merger, dated as of January 27, 1994, by and between WPI Group, Inc. and Termiflex Corporation, previously filed and incorporated by reference to Exhibit 28.11 of Registrant's report on Form 8-K filed on September 30, 1994.
10.3	Agreement and Plan of Merger, dated August 31, 1994, by and between WPI Group, Inc. and Micro Palm Computers, Inc., previously filed and incorporated by reference to Exhibit 28.11 of Registrant's report on Form 8-K filed on September 30, 1994.
10.4	Stock Purchase Agreement, dated November 7, 1995 between WPI Group, Inc. and IVHS Technologies, Inc., previously filed and incorporated by reference to Exhibit 28.13 of Registrant's report on Form 8-K, dated November 10, 1995.
10.5	Share Purchase Agreement dated July 16, 1996 by and between WPI Group (U.K.) and D.R. Watkins and others, previously filed and incorporated by reference to Exhibit 28.15 in Registrant's Report on Form 8-K, dated July 16, 1996.
10.6	Agreement for the sale and purchase of the share capital of Husky Computers Limited, Husky Computers, Inc. and Husky Computers GmbH, previously filed and incorporated by reference to Exhibit 4.12 in Registrant's report on Form 8-K dated June 25, 1997.
10.7	Asset Purchase Agreement dated as of July 31, 1998 by and among WPI Instruments, Inc., Allard-Nazarian Group, Inc., Modutec, Inc., A & M Instruments, Inc., and others, previously filed and incorporated by reference to Exhibit 10.24 in Registrant's report on Form 8-K dated August 3, 1998.
10.8	Inertial Products Purchase Agreement dated July 30, 1998 by and among Allard-Nazarian Group, Inc. and Lucas Automation and Control Engineering, Inc. previously filed and incorporated by reference to Exhibit 10.8 in Registrant's report on Form 10-K dated September 27, 1998.

10.9	Walker Power, Inc. Employee Stock Purchase Plan and Bonus Award Plan adopted May 7, 1992, previously filed and incorporated by reference to Exhibit 28.1 of Registrant's Registration on Form S-8 filed on June 1, 1992, Registration No. 33-48285.
10.10	Termiflex Corporation 1981 Employee Incentive Stock Option Plan, previously filed and incorporated by reference to Exhibit 10.1 of the Termiflex Registration Statement No. 2-85910-B on Form S-8.
10.11	The 1992 Stock Option Plan for Directors of Micro Palm Computers, Inc., previously filed and incorporated by reference to Exhibit 99.4 of the Registrant's Registration Statement on Form S-8 filed February 28, 1996, Registration No. 333-1696.
10.12	WPI Group, Inc. Change in Control Plan adopted December 15, 1995, previously filed and incorporated by reference to Exhibit 10.8 to the Registrant's Report on Form 10-KSB for the year ended September 29, 1996.
10.13	WPI Group, Inc. 1995 Stock Option Plan, adopted June 6, 1995, previously filed and incorporated by reference to Exhibit 10.10 of Registrant's report on Form 10-KSB for the year ended September 24, 1995.
10.14	WPI Group, Inc. 1997 Employee Stock Purchase Plan and Bonus Award Plan, each adopted on February 12, 1997, previously filed and incorporated by reference to Exhibit 99 to the Registrant's Registration on Form S-8 filed June 3, 1997 Registration No. 333-28335.
10.15	WPI Group, Inc. 1997 Equity Incentive Plan, adopted June 10, 1997, as amended on December 12, 1997, previously filed and incorporated by reference to Exhibit A of the Registrant's Proxy Statement dated January 9, 1998.
10.16	Noncompetition agreement, dated January 17, 1994, by and between WPI Group, Inc. and William E. Fletcher, previously filed and incorporated by reference to Exhibit 10.7 of the Registrant's report on Form 10-KSB for the year ended September 25, 1996.
10.17	Lease agreement, dated October 7, 1994, by and between WPI Group, Inc. and State Mutual Life Assurance Company of America, previously filed and incorporated by reference to Exhibit 10.9 of the Registrant's report on Form 10-KSB for the year ended September 24, 1995.
10.18	Lease agreement dated September 10, 1986 as amended on September 10, 1986, September 1, 1991 and January 1, 1998 by and between 850 Perimeter Rd/NA, LLC (formerly NA Realty) and WPI Instruments, Inc. previously filed and incorporated by reference to Exhibit 10.43 of the Registrant's report on Form 10-K dated September 27, 1998.
10.19	Commercial Loan Agreement, dated October 24, 1995, previously filed and incorporated by reference to Exhibit 4.9 of the Registrant's Report on Form 10-KSB for the year ended September 24, 1995.

10.20	First Amendment dated March 20, 1996 to Commercial Loan Agreement dated October 24, 1995, previously filed and incorporated by reference to Exhibit 4.4 of the Registrant's Report on Form 10-KSB for the year ended September 29, 1996.
10.21	Second Amendment dated July 12, 1996 to Commercial Loan Agreement dated October 24, 1995, previously filed and incorporated by reference to Exhibit 4.6 of the Registrant's Report on Form 10-KSB for the year ended September 29, 1996.
10.22	Third Amendment dated February 27, 1997 to Commercial Loan Agreement dated October 24, 1995 is incorporated by reference to Registrant's report on Form 10-Q for the period ended March 30, 1997.
10.23	Revolving Line of Credit Promissory Note dated February 27, 1997, replacement to Revolving Line of Credit Promissory Note dated July 12, 1996, previously filed and incorporated by reference to Exhibit 4.1 of the Registrant's Report on Form 8-K for the period ended March 30, 1997.
10.24	Fourth Amendment dated June 20, 1997 to Commercial Loan Agreement dated October 24, 1997, previously filed and incorporated by reference to Exhibit 4.13 in Registrant's Report on Form 8-K dated June 25, 1996.
10.25	Promissory Note dated June 20, 1997, previously filed and incorporated by reference to Exhibit 4.14 in Registrant's Report on Form 8-K dated June 25, 1997.
10.26	Stock Pledge and Security Agreement dated June 20, 1997, previously filed and incorporated by reference to Exhibit 4.15 in Registrant's Report on Form 8-K dated June 25, 1997.
10.27	Credit Agreement dated August 3, 1998 by and among Fleet Bank-NH and the Registrant previously filed and incorporated by reference to Exhibit 10.26 in Registrant's report on Form 10-K dated September 27, 1998.
10.28	First Amendment dated October 30, 1998 to Credit Agreement dated August 3, 1998 previously filed and incorporated by reference to Exhibit 10.27 in Registrant's report on Form 10-K dated September 27, 1998.
10.29	Second Amendment dated December 27, 1998 to Credit Agreement dated August 3, 1998 previously filed and incorporated by reference to Exhibit 10.41 of the Registrant's report on Form 10-K dated September 27, 1998.
10.30	Revolving Noted dated October 30, 1998 in the principal amount of $3,333,333.33 previously filed and incorporated by reference to Exhibit 10.28 of the Registrant's report on Form 10-K dated September 27, 1998.
10.31	Revolving Noted dated October 30, 1998 in the principal amount of $4,000,000 previously filed and incorporated by reference to Exhibit 10.29 of the Registrant's report on Form 10-K dated September 27, 1998.

10.32	Revolving Noted dated October 30, 1998 in the principal amount of $2,666,666.67 previously filed and incorporated by reference to Exhibit 10.30 of the Registrant's report on Form 10-K dated September 27, 1998.
10.33	Revolving Noted dated October 30, 1998 in the principal amount of $4,000,000 previously filed and incorporated by reference to Exhibit 10.31 of the Registrant's report on Form 10-K dated September 27, 1998.
10.34	Revolving Noted dated October 30, 1998 in the principal amount of $6,000,000 previously filed and incorporated by reference to Exhibit 10.32 of the Registrant's report on Form 10-K dated September 27, 1998.
10.35	Term A Note dated October 30, 1998 in the principal amount of $5,000,000 previously filed and incorporated by reference to Exhibit 10.33 of the Registrant's report on Form 10-K dated September 27, 1998.
10.36	Term A Note dated October 30, 1998 in the principal amount of $6,000,000 previously filed and incorporated by reference to Exhibit 10.34 of the Registrant's report on Form 10-K dated September 27, 1998.
10.37	Term A Note dated October 30, 1998 in the principal amount of $4,000,000 previously filed and incorporated by reference to Exhibit 10.35 of the Registrant's report on Form 10-K dated September 27, 1998.
10.38	Term A Note dated October 30, 1998 in the principal amount of $6,000,000 previously filed and incorporated by reference to Exhibit 10.36 of the Registrant's report on Form 10-K dated September 27, 1998.
10.39	Term A Note dated October 30, 1998 in the principal amount of $9,000,000 previously filed and incorporated by reference to Exhibit 10.37 of the Registrant's report on Form 10-K dated September 27, 1998.
10.40	Term B Note dated October 30, 1998 in the principal amount of $4,166,666.67 previously filed and incorporated by reference to Exhibit 10.38 of the Registrant's report on Form 10-K dated September 27, 1998.
10.41	Term B Note dated October 30, 1998 in the principal amount of $5,000,000 previously filed and incorporated by reference to Exhibit 10.39 of the Registrant's report on Form 10-K dated September 27, 1998.
10.42	Term B Note dated October 30, 1998 in the principal amount of $15,833,333.33 previously filed and incorporated by reference to Exhibit 10.40 of the Registrant's report on Form 10-K dated September 27, 1998.

10.43	Waiver dated as of December 27, 1998 previously filed and incorporated by reference to Exhibit 10.42 of the Registrant's report on Form 10-K dated September 27, 1998.
10.44	Asset Purchase Agreement, dated December 22, 1999 among Warner Power, LLC and Warner Power Conversion, LLC and WPI Power Systems, Inc. and WPI Electronics, Inc. and WPI Group, Inc., previously filed and incorporated by reference to Exhibit 10.24 of Registrant's Report on Form 8-K, dated January 4, 2000.
10.45	Non-Competition Agreement, dated December 22, 1999 among WPI Group, Inc. and WPI Electronics, Inc. and WPI Poster Systems, Inc. and Warner Power, LLC, previously filed and incorporated by reference to Exhibit 10.24 of Registrant's Report on Form 8-K, dated January 4, 2000.
10.46	Purchase and Sale Agreement, dated December 22, 1999 among WPI Group, Inc. and 40 Depot Street, LLC, previously filed and incorporated by reference to Exhibit 10.24 of Registrant's Report on Form 8-K, dated January 4, 2000.
10.47	Terminal Products Manufacturing Agreement, dated December 22, 1999 among Warner Power, LLC and WPI Group, Inc and WPI Oyster Termiflex, Inc., previously filed and incorporated by reference to Exhibit 10.24 of Registrant's Report on Form 8-K, dated January 4, 2000.
10.48	Services Agreement, dated December 22, 1999 among WPI Group, Inc. and Warner Power, LLC and Warner Power Conversion, LLC previously filed and incorporated by reference to Registrant's Report on Form 8-K, dated January 4, 2000.
10.49	Third Amendment to Credit Agreement dated as of August 16, 1999.
10.50	Limited Waiver dated as of August 16, 1999.
10.51	Common Stock Purchase Warrant dated as of August 16, 1999 for 20,670 shares of WPI Group, Inc. Common Stock to FSC Corp.
10.52	Common Stock Purchase Warrant dated as of August 16, 1999 for 24,800 shares of WPI Group, Inc. Common Stock to Bank of NH.
10.53	Common Stock Purchase Warrant dated as of August 16, 1999 for 37,200 shares of WPI Group, Inc. Common Stock to Fleet Bank - NH.
10.54	Common Stock Purchase Warrant dated as of August 16, 1999 for 16,530 shares of WPI Group, Inc. Common Stock to Key Bank.
10.55	Common Stock Purchase Warrant dated as of August 16, 1999 for 24,800 shares of WPI Group, Inc. Common Stock to Sovereign Bank.
10.56	Registration Rights Agreement dated as of August 16, 1999.
10.57	Sale and Purchase Agreement dated February 22, 2000 among WPI Group (UK), WPI Group, Inc. and Dynatech Nominees Limited previously filed and incorporated by reference to Exhibit 10.24 of Registrant's Report on Form 8-K, dated February 29, 2000.

10.58	Business Sale Agreement dated February 22, 2000 among WPI Oyster Termiflex Limited and Dynatech Corporation Limited previously filed and incorporated by reference to Exhibit 10.25 of Registrant's Report on Form 8-K, dated February 29, 2000.
10.59	Asset Purchase Agreement dated February 11, 2000 among Itronix Corporation, WPI Husky Technology, Inc. and WPI Group Inc. previously filed and incorporated by reference to Exhibit 10.26 of Registrant's Report on Form 8-K, dated February 29, 2000.
10.60	Forbearance Agreement dated January 24, 2000 previously filed and incorporated by reference to Exhibit 10.1 of the Registrant's Report on Form 10-Q for the period ended March 26, 2000.
10.61	Bill of Sale and Assumption Agreement dated June 8, 2000 among WPI Termiflex, Inc. and Warner Power, LLC previously filed and incorporated by reference to Exhibit 10.24 of Registrant's Report on Form 8-K, dated June 21, 2000.
10.62	Forbearance Agreement dated March 31, 2000 previously filed and incorporated by reference to Exhibit 10.1 of the Registrant's Report on Form 10-Q for the period ended June 25, 2000.
10.63	Forbearance Agreement dated May 3, 2000 previously filed and incorporated by reference to Exhibit 10.2 of the Registrant's Report on Form 10-Q for the period ended June 25, 2000.
10.64	Convertible Note Agreement dated as of July 31, 2000 previously filed and incorporated by reference to Exhibit 2.1 of Registrant's Report on Form 8-K, dated August 16, 2000.
10.65	Asset Purchase Agreement dated October 13, 2000 among WPI Instruments, Inc., WPI Magnetec, Inc., Crompton Modutec (Barbados) Limited and Jewell Instruments, LLC previously filed and incorporated by reference to Exhibit 10.24 of Registrant's Report on Form 8-K, dated November 28, 2000.
10.66	Forbearance Agreement dated June 30, 2000.
10.67	Forbearance Agreement dated July 31, 2000.
10.68	Loan Modification Agreement dated August 9, 2000.
10.69	Form of Term A Note.
10.70	Form of Term B Note.
10.71	Form of Warrant.
21	List of subsidiaries of the Registrant as of September 30, 2001.
23	Consent of Arthur Andersen LLP.
23.1	Consent of PricewaterhouseCoopers LLP.