Form 10-K405/A
period 2001-09-30
NEXIQ TECHNOLOGIES INC
filed 2002-01-07
CIK 881771

Amendment filed solely to correct two errors on the registrant's balance sheet.

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

Arthur Andersen LLP

Boston, Massachusetts
December 18, 2000

NEXIQ TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

September 28, 2001 and September 24, 2000	2001	2000
ASSETS

Current assets:
Cash and cash equivalents	$1,030,601	$102,156
Accounts receivable - net of allowance for doubtful accounts of $57,675 and $300,000 in 2001 and 2000, respectively	1,657,738	1,206,472
Inventories	844,768	400,729
Costs in excess of billings	113,564	40,422
Prepaid expenses and other current assets	469,975	258,780
Refundable income taxes	102,735	105,551
Prepaid income taxes	—	97,425
Net assets of discontinued operations	—	6,391,000

Total current assets	4,219,381	8,602,535

Property,Plant and Equipment, at cost, less accumulated depreciation	1,626,038	889,991
Other Assets	8,519,306	3,565,037

Total assets	$14,364,725	$13,057,563

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Notes payable	$10,872,335	$18,276,246
Accounts payable	1,503,225	1,391,700
Accrued expenses	5,010,436	2,788,878

Total current liabilities	17,385,996	22,456,824

Convertible Notes Payable	17,931,649	10,978,369

Other Long-Term Liabilities	848,457	944,238

Deferred Income Taxes	—	144,537

Stockholders' Deficit

Common stock, $0.01 par value; authorized 75,000,000 shares;
issued and outstanding 11,629,819 and 7,891,963 shares in 2001 and 2000, respectively	116,298	78,920
Additional paid-in capital	36,283,795	18,191,200
Accumulated deficit	(58,201,470)	(39,736,525)

Total stockholders' deficit	(21,801,377)	(21,466,405)

Total liabilities and stockholders' deficit	$14,364,725	$13,057,563

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