Form 10-Q/A
period 2000-12-24
NEXIQ TECHNOLOGIES INC
filed 2002-01-14
CIK 881771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No.2

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

For the quarterly period ended December 24, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number: 0-19717

NEXIQ TECHNOLOGIES, INC.
(formerly WPI GROUP, INC.)
(Exact name of Registrant as Specified in its Charter)

TR vAlign=top>
NEW HAMPSHIRE (State or other jurisdiction of incorporation or organization)	02-0218767 (I.R.S. Employer Identification Number)
1155 Elm Street, Manchester, New Hampshire (Address of principal executive offices)	03101 (Zip Code)

Registrant's telephone number, including area code:      (603)627-3500

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

Yes X   No___

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes___    No___

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of January 22, 2001
Common Stock, par value $.01	7,893,958 shares

NEXIQ TECHNOLOGIES, INC.

INDEX

Page No.

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

Consolidated Balance Sheets	3
- December 24, 2000 and September 24, 2000

Consolidated Statements of Operations	4
- Three months ended December 24, 2000 and December 26, 1999

Consolidated Statements of Cash Flows	5
- Three months ended December 24, 2000 and December 26, 1999

Notes to Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	8

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	10

SIGNATURES	11

NEXIQ TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	September 24, 2000	December 24, 2000 (unaudited)
ASSETS
Current assets
Cash and cash equivalents	$102,156	$624,112
Accounts receivable - net of allowance for doubtful accounts of $300,000 at September 24, 2000 and December 24, 2000	1,206,472	1,492,547
Inventories	441,151	507,595
Prepaid expenses and other current assets	258,780	441,037
Refundable income taxes	105,551	105,551
Prepaid income taxes	97,425	97,425
Net assets of discontinued operations	6,391,000	—

Total current assets	8,602,535	3,268,267

Property, Plant and Equipment at cost, less accumulated deprecation	889,991	852,812

Other assets	3,565,037	3,510,741

	$13,057,363	$7,631,820

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Notes payable	$18,276,246	$10,758,626
Accounts payable	1,391,700	1,694,368
Accrued expenses	2,788,878	2,759,152

Total current liabilities	22,456,824	15,212,146

Convertible Notes Payable	10,978,369	16,310,645

Other Long-Term Liability	944,238	879,734

Deferred Income Taxes	144,537	144,537

Stockholders' Deficit:
Common stock, $0.01 par value; authorized 75,000,000 Shares; issued and outstanding 7,891,963 and 7,893,538, respectively	78,920	78,936
Additional paid-in capital	18,191,200	20,108,089
Accumulated deficit	(39,736,525)	(45,102,267)

Total stockholders' deficit	(21,466,405)	(24,915,242)

	$13,057,563	$7,631,820

See notes to consolidated financial statements

NEXIQ TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	December 26, 1999	December 24, 2000
Continuing Operations:
Net Sales	$3,573,068	$3,166,695

Cost Of Goods Sold	1,434,461	1,396,327

Gross Profit	2,138,607	1,770,368

Operating Expenses:
Research and development	682,569	1,671,784
Selling, general and administration	2,225,190	1,731,671
Restructuring costs	1,640,000	—

Total Operating Expenses	4,547,759	3,403,455

Operating Loss	(2,409,152)	(1,633,087)

Other Income (Expense):
Interest expense	(252,334)	(1,247,180)
Forbearance expense	(285,000)	—
Other, net	(5,275)	—

Loss Before Income Taxes	(2,951,761)	(2,880,267)
Income Tax Expense (Benefit)	—	—

Loss from Continuing Operations	(2,951,761)	(2,880,267)

Discontinued Operations:
Loss from disposal of discontinued operations	—	—

Loss Before Cumulative Effect of Change in Accounting Principle	(2,951,761)	(2,880,267)

Cumulative Effect of Change in Accounting Principle	—	(2,485,475)

Net Loss	$(2,951,761)	$(5,365,742)

Earnings (Loss) Per Share:
Continuing operations	$(0.49)	$(0.37)
Discontinued operations	—	—
Effect of accounting change	—	(0.31)

Net loss	$(0.49)	$(0.68)

Weighted Average Common Shares	6,050,608	7,892,182
Effect of Dilutive Options	—	—

Adjusted Weighted Average Common Shares	6,050,608	7,892,182

See notes to consolidated financial statements

NEXIQ TECHNOLOGIES, INC.,
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	December 26, 1999	December 24, 2000
Cash Flows From Operating Activities:
Net loss	$(2,951,761)	$(4,584,267)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	795,465
Cumulative effect of change in accounting principle	—	1,605,000
Other	1,589	5,919
Changes in current assets and liabilities net of effects of businesses divested:
Accounts receivable	3,074,810	(22,957)
Accounts receivable - other	321,054	—
Inventories	(1,346,374)	(66,444)
Prepaid expenses and other current assets	(286,520)	(209,531)
Accounts payable	18,002	(174,539)
Accrued expenses	2,520,658	426,192
Accrued income taxes	447,280	—

Total adjustments	5,545,964	2,209,190

Net cash provided by (used in) operating activities	2,594,203	(2,276,077)

Cash Flows From Investing Activities:
Proceeds from sale of businesses	7,083,254	5,550,572
Additions to property, plant and equipment	(188,525)	(145,916)
Payments of accrued acquisition costs	(89,032)	—

Net cash provided by investing activities	6,805,697	5,404,656

Cash Flows From Financing Activities:
Payments of notes payable	(9,842,677)	(7,517,620)
Proceeds from debt, net of debt issuance costs	—	4,599,092
Proceeds from sale of warrants to purchase common stock	—	308,571
Proceeds from issuance of common stock	3,3044	3,334

Net cash used in financing activities	(9,839,633)	(2,606,623)

Effect of Foreign Currency Translation on Cash	31,102	—

Net Increase (Decrease) in Cash and Cash Equivalents	(408,631)	521,956

Cash and Cash Equivalents, Beginning of Period	550,320	102,156

Cash and Cash Equivalents, End of Period	$141,689	$624,112

Supplemental Disclosure of Cash Information:
Income taxes paid (refunded)	$—)	$—
Interest paid	2,910,879	433,569

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

2. Inventories

	September 24, 2000	December 24, 2000
Inventories consist of:
Raw Materials	$281,199	$377,894
Work in Process	40,422	37,061
Finished Goods	119,530	92,640

Total	$441,151	$507,595

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

A summary of the impact of the restatement on the consolidated financial statements for the unaudited three month period ended December 24, 2000, is as follows:

	As previously reported	As restated
Cumulative effect of a change in accounting principle	$(1,605,000)	$(2,485,475)

Net Loss	(4,485,267)	(5,365,742)

Net loss per share	(0.57)	(0.68)

Additional Paid in Capital	20,108,089	20,108,089

Accumulated deficit	(44,221,792)	(45,102,267)

Ttoal Equity operations	(24,034,767)	(24,915,242)

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

NEXIQ TECHNOLOGIES, INC.
(Registrant)

Date: January 14, 2002	By:	/s/ John R. Allard John R. Allard Chief Executive Officer

Date: January 14, 2002	By:	/s/ Kevin F. Kelly Kevin F. Kelly Vice President and Chief Financial Officer