Form 10-Q
period 2001-12-30
NEXIQ TECHNOLOGIES INC
filed 2002-02-12
CIK 881771

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/XX/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

For the quarterly period ended December 30, 2001

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
Yes ___ No___

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of December 30, 2001
Common Stock, par value $.01	12,839,510 shares

NEXIQ TECHNOLOGIES, INC.

NEXIQ TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2001	December 30, 2001

ASSETS

Current assets
Cash and cash equivalents	$1,030,601	$823,399
Accounts receivable - net of allowance for doubtful accounts of $57,675 and $62,675, respectively	1,657,738	2,212,206
Inventories	844,768	1,074,055
Costs in excess of billings	113,564	199,873
Prepaid expenses and other current assets	469,975	497,183
Refundable income taxes	102,735	102,735

Total current assets	4,219,381	4,909,451

Property,Plant and Equipment, at cost, less accumulated depreciation	1,626,038	1,647,760
Other Assets	8,519,306	7,909,364

Total assets	$14,364,725	$14,466,575

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Notes payable	$10,872,335	$11,056,580
Accounts payable	1,503,225	1,486,636
Accrued expenses	5,010,436	6,362,601

Total current liabilities	17,385,996	18,905,817

Convertible Notes Payable	17,931,649	20,362,359

Other Long-Term Liabilities	848,457	775,984

Stockholders' Deficit
Common stock, $0.01 par value; authorized 75,000,000 shares;
issued and outstanding 11,629,819 and 12,839,510, respectively	116,298	128,395
Additional paid-in capital	36,283,795	38,243,647
Accumulated deficit	(58,201,470)	(63,949,627)

Total stockholders' deficit	(21,801,377)	(25,577,585)

Total liabilities and stockholders' deficit	$14,364,725	$14,466,575

See notes to condensed consolidated financial statements

NEXIQ TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	December 24, 2000	December 30, 2001

Net Sales	$3,166,695	$2,931,016
Cost of Goods Sold	1,396,327	1,155,668

Gross Profit	1,770,368	1,775,347

Operating expenses:
Research and new product development	1,671,784	1,765,885
Selling, general and administration	1,731,671	2,859,088

Total operating expenses	3,403,455	4,624,973

Operating Loss	(1,633,087)	(2,849,625)

Other Income (Expense):
Interest expense	(1,247,180)	(2,928,476)
Other, net	—	29,944

Loss Before Income Taxes	(2,880,267)	(5,748,157)

Income Tax Expense (Benefit)	—	—

Loss Before Cumulative Effect of Change in Accounting Principle	(2,880,267)	(5,748,157)

Cumulative Effect of Change in Accounting Principle	(2,485,475)	—

Net Loss	$(5,365,742)	$(5,748,157)

Earnings (Loss) Per Share:
Loss Before Cumulative Effect of Change in Accounting Principle	$(0.37)	$(0.48)
Cumulative Effect of Change in Accounting Principle	(0.31)	—

Net loss	$(0.68)	$(0.48)

Weighted Average Common Shares	7,892,182	11,988,738

See notes to condensed consolidated financial statements

NEXIQ TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
DEFICIT

For the Three Months Ended December 30, 2001

	Common Stock $.01 Par Value		Additional Paid-in	Retained Earnings (Accumulated
	Shares	Amount	Capital	Deficit)	Total

Balance Septembere 30,2001	11,629,819	$116,298	$36,283,795	$(58,201,470)	$(21,801,377)

Sale of common stock	1,209,691	12,097	926,935	—	939,032
Sale of warrants to purchase common stock	—	—	186,997	—	186,997
Non-cash compensation expense related to stock options	—	—	192,747	—	186,997
Effect of beneficial conversion	—	—	653,173	—	653,173
Net loss	—	—	—	(5,748,157)	(5,748,157)

Balance December 30,2001	12,839,510	$128,395	$38,243,647	$(63,949,627)	$(25,577,585)

NEXIQ TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	December 24, 2000	December 30, 2001
Cash Flows From Operating Activities:
Net loss	$(5,365,742)	$(5,748,157)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	645,550	2,112,957
Cumulative effect of change in accounting principle	2,485,475	—
Other	5,919	192,747
Changes in current assets and liabilities net of effects of businesses divested:
Accounts receivable	(22,957)	(554,468)
Inventories	(69,805)	(229,287)
Cost in Excess of Billings	3,361	(86,309)
Prepaid expenses and other current assets	(209,531)	(31,095)
Accounts payable	(174,539)	(16,589)
Accrued expenses	426,192	1,169,694

Total adjustments	3,089,665	2,577,560

Net cash used in operating activities	(2,276,077)	(3,190,507)

Cash Flows From Investing Activities:
Proceeds from sale of businesses, net of expenses	5,550,572	—
Additions to property, plant and equipment	(145,916)	(209,940)

Net cash provided by (used in) investing activities	5,404,656	(200,940)

Cash Flows From Financing Activities:
Borrowings (payments) of notes payable	(7,517,620)	184,245
Proceeds from debt, net of debt issuance costs	4,599,092	1,806,330
Proceeds from sale of warrants to purchase common stock and beneficial conversion feature	308,571	198,230
Proceeds from issuance of common stock	3,344	995,440

Net cash provided by (used in) investing activities	(2,606,623)	3,184,245

Net Increase (Decrease) in Cash and Cash Equivalents	521,956	(207,202)

Cash and Cash Equivalents, Beginning of Period	102,156	1,030,601

Cash and Cash Equivalents, End of Period	$624,112	$823,999

Supplemental Disclosure of Cash Information:
Income taxes paid (refunded)	$—	$—
Interest paid	433,569	211,077

Supplemental Disclosure of Non-cash Transactions:
Insuance of Transaction Fee PIK Conversion Shares	$—	$60,000

See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  BASIS OF PRESENTATION

The financial statements for the three months ended December 30, 2001 are prepared in accordance with Rule 10-01 of Regulation S-X and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission (File No. 333-72391), which included financial statements for the years ended September 30, 2001.

Certain prior year amounts have been reclassified to conform to current year presentation.

The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full fiscal year.

2.  INVENTORIES

Inventory consists of:
	September 30,	December 30,
	2001	2001

Raw Materials	$618,538	$184,857
Finished Goods	226,230	889,198

Total	$844,768	$1,074,055

3.  LONG-TERM DEBT

In December 2001, the Company completed the Term E Financing under the Convertible Note Agreement. Under the terms of the Term E Financing, the Company received $3.0 million in cash in exchange for the following securities: 1,209,691 shares of common stock, warrants to purchase 342,857 shares of common stock at $1.75 per share and Term E Convertible Note with a principal value of $3.0 million. The Term E Convertible Note matures on July 31, 2003, bears interest at an annual rate of 10.75% payable in cash or in additional notes at the option of the Company. The Term E Convertible Note is convertible into common stock at the option of the holder or the Company, under certain conditions, at $1.75 per share.

Subsequent to December 30,2001, the Company received $1.0 million in cash in connection with partial funding of the Term F Financing under the Convertible Note Agreement in exchange for the following securities: 200,679 shares of common stock, warrants to purchase 114,286 shares of common stock at $1.75 per share and Term F Convertible Note with a principal value of $1.0 million. The Term F Note matures on July 31, 2003, bears interest at an annual rate of 10.75% payable in cash or in additional notes at the option of the Company. The Term F Convertible Note is convertible into common stock at the option of the holder or the Company, under certain conditions, at $1.75 per share.

4. NET LOSS PER COMMON SHARE

Basic earnings per share ("EPS") is calculated by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the period. Other obligations, such as stock options and warrants, are considered to be potentially dilutive common shares. Diluted EPS assumes the issuance of potential dilutive common shares outstanding during the period and adjusts for any changes in income and the repurchase of common shares that would have occurred from the assumed issuance.

During the three-month period ended December 30, 2001, options and warrants to purchase 8,052,673 shares of common stock were outstanding and were not included in the computation of diluted EPS because the effect would have been anti-dilutive. For the comparable three-month period ended December 24, 2000, options and warrants to purchase 4,108,749 shares of common stock were outstanding and were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

5.  RECENT ACCOUNTING PRONOUNCEMENTS

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

ITEM 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and footnotes contained in the Company's Form 10-Q for the period ended December 24, 2000 and the Form 10-K for the year ended September 30, 2001, filed with the Securities and Exchange Commission. In addition to historical information, this report contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this section. Readers should carefully review the risks described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001. Readers are cautioned not to place undue reliance on the forward-looking statements which speak as of the date of this report only. The Company undertakes no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

RESULTS OF OPERATIONS

Net sales of $2.9 million for the first quarter of fiscal 2002 decreased 7.4% from sales of $3.2 million for the first quarter of fiscal 2001. The decrease was primarily due to the effects of weaker economic conditions on sales of the Company's diagnostic tools in the first quarter of 2002.

Cost of sales of $1.2 million for the first quarter of fiscal 2002 resulted in a gross profit of 60.6%, compared to a gross profit of 55.9% for the same period of fiscal 2001. The increase in the Company's gross profit percentage in the first quarter of 2002 was primarily attributable to a change in mix of products sold.

Research and new product development expenses were $1.8 million and 60.2% of sales for the first quarter of fiscal 2002. For the same quarter of fiscal 2001, research and new product development expenses were $1.7 million and 52.8% of sales. The increase was attributed to the development e-Technician, a web-based remote diagnostic and "telematics" platform for commercial vehicles.

Selling, general and administration expenses were $2.9 million and $1.7 million for the first quarter of fiscal 2002 and 2001, respectively. As a percentage of sales, selling, general and administrative expenditures were 97.5% and 54.7% for the fiscal 2002 and 2001 first quarters, respectively. The changes in selling, general and administrative expenses in fiscal 2002 are primarily attributable to an increase as a result of the acquistion of Diversified Software and staffing to support the launch of e-Technician.

The Company's operating loss for the first quarter of fiscal 2002 and 2001 was $2.8 million and $1.6 million, respectively. The increase in the operating loss was primarily due to reduced sales and the increase in selling, general and administrative expenses.

The Company's other income (expense) was ($2.9) million for the first quarter of fiscal 2002 compared to ($1.2) million in the first quarter of fiscal 2001. The increase in the Company's interest expense in 2002 compared to 2001 is primarily the result of increased debt related to continued operations and the development and sales efforts to support the launch of e-Technician.

LIQUIDITY AND CAPITAL RESOURCES

As of December 30, 2001 the Company had a working capital deficit of $14.0 million compared to $13.2 million deficit at September 30, 2001. Net cash used in operating activities totaled $3.2 million and $2.3 million for the three months ended December 30, 2001 and December 24, 2000, respectively.

As of December 30, 2001, the Company had no material commitments for capital expenditures.

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

Term A Financing - On September 21, 2001, the Company entered into and Amended Convertible Note Agreement with Sunrise and certain other participants, which included a member of the Company's management and certain members of the Allard-Nazarian Group, Inc. The Amended Convertible Note Agreement provides for a series of investment transactions: the Term D Financing ($5.0 million) and the Term E Financing ($3.0 million).

On September 21, 2001, the Company amended its credit facility agreement with a syndicate of banks. The terms of the modified agreement provide a $2,500,000 revolving line of credit and term notes, which expire on July 30, 2002. As of December 30, 2001, there were $11,056,580 borrowings outstanding under the agreement, consisting of $2,500,000 million under the revolving line of credit and $8,556,580 of term notes. Interest on all borrowings is payable monthly at prime (4.75% at December 30 , 2001) plus 3.0% through December 31, 2001, prime plus 3.5% from January 1, 2002 through March 31, 2002 and prime plus 4.0% thereafter.

On January 23, 2002, the Company entered into a second Amended Convertible Note Agreement with Sunrise and certain other participants, which included a member of the Company's management and certain members of the Allard-Nazarian Group, Inc. The Second Amendment to the Convertible Note Agreement provides for the issuance of additional convertible notes up to $6 million - the Term F Financing.

The Company intends to utilize the proceeds from the financing transactions under the Convertible Note Agreement to fund operations. The Company anticipates the need to either amend the existing credit facility or obtain additional financing to repay the remaining amounts outstanding under the credit facility when it expires in June 2002.

The Company has begun efforts to obtain funding to replace the existing bank facility and provide sufficient cash to support the Company until positive cash flow is achieved, which management believes will occur in 2003. Management is working with investment banks, venture capital firms, and other advisors to investigate altervative funding sources and financing structures and is confident that these efforts will prove successful. Implementation is targeted for the third quarter of 2002, however, the amount, structure, and timing of this financing is subject to external factors including market conditions, economic factors, and investor preferences that are beyond the control of NEXIQ.

There can be no assurance that the Company will be successful in obtaining additional financing or amending the credit facility. If the Company is not successful in extending the credit facility or obtaining additional financing to repay borrowings under the facility, management would consider all of the options then available, including a bankruptcy financing.

RECENT ACCOUNTING PROUNCEMENTS

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

ITEM 3.

Quantitative and Qualitative Disclosure About Market Risk

The Company has considered the provisions of Financial Reporting Release No. 48, "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." The Company had no holdings of derivative financial or commodity-based instruments as if December 30, 2001. A review of the Company's other financial instruments and risk exposures at that date revealed that the Company had exposure to interest risk. At December 30, 2001, the Company had $11,056,580 of borrowings outstanding under its credit facility with a syndicate of banks. The Company performed sensitivity analysis to assess exposure to interest rate movements relative to this debt. A hypothetical change of 100 basis points in average interest rates would have an annual impact on the interest cost of $110,568. The Company concluded that a change of this magnitude would not be expected to materially affect the Company's financial position, results of operations or cash flows.

NEXIQ TECHNOLOGIES, INC.

PART II - Other Information

Item 6. Exhibits and Reports on Form 8-K

        A. Exhibits

              None.

       B. Reports on Form 8-K

              None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

NEXIQ TECHNOLOGIES, INC.
(Registrant)

By	/s/ John R. Allard John R. Allard Chief Executive Officer

By	/s/ Kevin F. Kelly Kevin F. Kelly Vice President and Chief Financial Officer

Date: February 12, 2002