Form 10-Q
period 2002-03-31
NEXIQ TECHNOLOGIES INC
filed 2002-05-06
CIK 881771

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/XX/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

For the quarterly period ended March 31, 2002

OR

/__/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

For the transition period from ______________ to ______________

Commission file number: 0-19717

NEXIQ TECHNOLOGIES, INC.
(formerly WPI GROUP, INC.)
(Exact name of Registrant as specified in its charter)

New Hampshire	02-0218767
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6405 Niniteen Mile Road, Sterling Heights, MI    48314
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:     (586) 731-6410

1155 Elm Street, Manchester, New Hampshire 03101
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
Yes ___ No___

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 31, 2002
Common Stock, par value $.01	13,545,695 shares

NEXIQ TECHNOLOGIES, INC.

NEXIQ TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2001	March 31, 2002 (unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,030,601	$41,122
Accounts receivable - net of allowance for doubtful accounts of $57,675 and $63,000, respectively	1,657,738	2,801,995
Inventories	844,768	1,221,743
Costs in excess of billings	113,564	240,242
Prepaid expenses and other current assets	469,975	448,978
Refundable income taxes	102,735	25,000

Total current assets	4,219,381	4,779,080

Property, Plant and Equipment at cost, less accumulated deprecation	1,626,038	1,562,492

Goodwill, less accumulated amortization	5,528,321	4,766,459
Debt issuance costs, less accumulated amortization	2,166,171	1,408,838
Note receivable - net of allowance for doubtful accounts of $0 and $158,320, respectively	1,000,000	841,680
Other assets	94,814	98,876

Total assets	$14,364,725	$13,457,425

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Notes payable	$10,872,335	$11,240,822
Accounts payable	1,503,225	1,283,573
Accrued expenses	5,010,436	6,236,744

Total current liabilities	17,385,996	18,761,139

Convertible Notes Payable	17,931,649	24,176,023

Other Long-Term Liabilities	848,457	714,635

Stockholders' Deficit:
Common stock, $0.01 par value; authorized 75,000,000 shares; issued and outstanding 11,629,819 and 13,545,695, respectively	116,298	135,457
Additional paid-in capital	36,283,795	39,713,018
Accumulated deficit	(58,201,470)	(70,042,847)

Total stockholders' deficit	(21,801,377)	(30,194,372)

Total liabilities and stockholders' deficit	$14,634,725	$13,457,425

See notes to condensed consolidated financial statements

NEXIQ TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended

	March 25, 2001	March 31, 2002	March 25, 2001	March 31, 2002

Net Sales	$3,302,783	$4,147,095	$6,469,478	$7,078,111
Cost of Goods Sold	1,242,769	1,549,417	2,639,096	2,705,085

Gross Profit	2,060,014	2,597,678	3,830,382	4,373,026

Operating Expenses:
Research and new product development	2,096,739	1,901,058	3,565,278	3,666,943
Selling, general and administration	1,900,751	3,216,678	3,835,667	6,075,766

Total Operating Expenses	3,997,490	5,117,736	7,400,945	9,742,709

Operating Loss	(1,937,476)	(2,520,058)	(3,570,563)	(5,369,683)

Other Income (Expense):
Interest expense	(1,551,266)	(3,385,647)	(2,798,446)	(6,314,123)
Other, net	55,859	(187,515)	55,859	(157,571)

Loss Before Income Taxes and cumulative effect of change in accounting principle	(3,432,883)	(6,093,220)	(6,313,150)	(11,841,377)
Income Tax Expense (Benefit)	—	—	—	—

Loss before cumulative effect of change in accounting principle	(3,432,883)	(6,093,220)	(6,313,150)	(11,841,377)

Cumulative Effect of Change in Accounting Principle	—	—	(2,485,475)	—

Net Loss	$(3,432,883)	$(6,093,220)	$(8,798,625)	$(11,841,377)

Earnings (Loss) Per Share:
Loss before cumulative effect of change in accounting principle	$(0.43)	$(0.46)	$(0.80)	$(0.94)
Cumulative effect of accounting change	—	—	(0.31)

Net Loss	$(0.43)	$(0.46)	$(1.11)	$(0.94)

Weighted Average Common Shares	7,893,992	13,141,172	7,893,087	12,565,074
Effect of Dilutive Securities	—	—	—	—

Adjusted Weighted Average Common Shares	7,893,992	13,141,172	7,893,087	12,565,074

See notes to condensed consolidated financial statements

NEXIQ TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(unaudited)

For the Six Months Ended March 31, 2002

	Common Stock $.01 Par Value
					Total
			Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)
	Shares	Amount

Balance
September 30, 2001	11,629,819	$116,298	$36,283,795	$(58,201,470)	$(21,801,377)

Sale of common stock net of issuance costs of $84,288	1,912,067	19,121	1,589,051	—	1,608,172
Sale of warrants to purchase common stock net of issuance cost of $22,432	—	—	455,789	—	455,789
Employee stock purchase plan	3,809	38	5,433	—	5,471
Non-cash compensation expense related to stock options	—	—	388,917	—	388,917
Effect of beneficial conversion	—	—	990,033	—	990,033
Net loss	—	—	—	(11,841,377)	(11,841,377)

Balance
March 31, 2002	13,545,695	$135,457	$39,713,018	$(70,042,847)	$(30,194,372)

See notes to condensed consolidated financial statements

NEXIQ TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	March 25, 2001	March 31, 2002
Cash Flows From Operating Activities:
Net loss	$(8,798,625)	$(11,841,377)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,611,340	4,980,332
Cumulative effect of change in accounting principle	2,485,475	—
Non-cash compensation	—	388,917
Other	5,920	158,320
Changes in current assets and liabilities:
Accounts receivable	(288,540)	(1,144,257)
Inventories	(246,817)	(376,975)
Cost in excess of billings	(64,027)	(126,678)
Prepaid expenses and other current assets	(346,792)	94,672
Accounts payable	5,034	(219,652)
Accrued expenses	581,221	912,486

Total adjustments	3,742,814	4,667,165

Net cash used in operating activities	(5,055,811)	(7,174,212)

Cash Flows From Investing Activities:
Proceeds from sale of businesses	5,550,572	—
Additions to property, plant and equipment	(235,321)	(320,737)

Net cash provided by (used in) investing activities	5,315,251	(320,737)

Cash Flows From Financing Activities:
Payments on notes payable	(8,143,476)	—
Proceeds from debt, net of debt issuance costs	4,812,092	4,329,318
Proceeds from sale of warrants to purchase common stock and beneficial conversion feature	4,995,571	478,221
Proceeds from issuance of common stock	4,670	1,697,931

Net cash provided by financing activities	1,668,857	6,505,470

Net Increase (Decrease) in Cash and Cash Equivalents	1,928,297	(989,479)

Cash and Cash Equivalents, Beginning of Period	102,156	1,030,601

Cash and Cash Equivalents, End of Period	$2,030,453	$41,122

Supplemental Disclosure of Cash Information:
Interest paid	$719,331	$462,045

Supplemental Disclosure of Non-Cash Transactions:
Issuance of Transaction Fee PIK Conversion Shares	—	$130,000

See notes to condensed consolidated financial statements

NEXIQ TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  BASIS OF PRESENTATION

The financial statements for the three months and six months ended March 31, 2002 and March 25, 2001 are prepared in accordance with Rule 10-01 of Regulation S-X and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission (File No. 0-19717), which included financial statements for the year ended September 30, 2001.

Certain prior year amounts have been reclassified to conform to current year presentation.

The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full fiscal year.

2.  INVENTORIES

Inventory consists of:
	September 30,	March 31,
	2001	2002

Raw Materials	$618,538	$146,298
Finished Goods	226,230	1,075,445

Total	$844,768	$1,221,743

3.  LONG-TERM DEBT

In the quarter ended March 31, 2002, the Company received $3.5 million in cash in connection with partial funding of the Term F Financing under the Convertible Note Agreement. Under the terms of the Term F Financing, the Company received $3.5 million in cash in exchange for the following securities: 702,376 shares of common stock, warrants to purchase 400,001 shares of common stock at $1.75 per share and Term F Convertible Note with a principal value of $3.5 million. The Term F Convertible Note matures on July 31, 2003, bears interest at an annual rate of 10.75% payable in cash or in additonal notes at the option of the Company. The Term F Convertible Note is convertible into common stock at the option of the holder or the Company, under certain conditions, at $1.75 per share.

Subsequent to March 31, 2002, the Company received $1.0 million in cash in connection with an additional partial funding of Term F Financing under the Convertible Note Agreement in exchange for the following securities: 200,679 shares of common stock, warrants to purchase 114,286 shares of common stock at $1.75 per share and Term F Convertible Note with a principal value of $1.0 million. The Term F Convertible Note matures on July 31, 2003, bears interest at an annual rate of 10.75% payable in cash or in additional notes at the option of the Company. The Term F Convertible Note is convertible into common stock at the option of the holder or the Company, under certain conditions, at $1.75 per share. After this funding, the remaining funding available under the terms of the Term F Financing is $1.5 million.

In accordance with EITF 00-27, the Company allocated $2.5 million of the proceeds from the Term A Financing to the beneficial conversion feature resulting in a discount on the Term A Convertible Note. The beneficial conversion feature has been recorded in additional paid in capital. The resulting discount on the Term A Convertible Note has been fully amortized, since the debt is immediately convertible at the option of the holder. Consequently, the cumulative effect of a change in accounting principle has been reflected in the statement of operationsfor the six months ended March 25, 2001.

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

During the three and six month periods ended March 31, 2002, options and warrants to purchase 8,725,208 and 8,388,470 shares of common stock, respectively, were outstanding and were not included in the computation of diluted EPS because the effect would have been anti-dilutive. For the comparable three and six month periods ended March 25, 2001, options and warrants to purchase 5,659,739 and 4,884,244 shares of common stock, respectively, were outstanding and were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

5.  RECENT ACCOUNTING PRONOUNCEMENTS

In 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS 141 replaces Accounting Principles Board Opinion 16, "Business Combinations," and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 replaces Accounting Principles Board Opinion 17, "Intangible Assets." In accordance with SFAS No. 141 and 142, effective for the Company's fiscal year 2003, as a replacement to amortization of goodwill and intangible assets with indefinite lives, the Company will evaluate goodwill and intangible assets for impairment annually. The Company is currently reviewing these statements to determine their impact.

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

ITEM 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and footnotes contained in the Company's Form 10-Q for the period ended March 31, 2002 and the Form 10-K for the year ended September 30, 2001, filed with the Securities and Exchange Commission. In addition to historical information, this report contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this section. Readers should carefully review the risks described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001. Readers are cautioned not to place undue reliance on the forward-looking statements which speak as of the date of this report only. The Company undertakes no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

RESULTS OF OPERATIONS

Net sales of $4.1 million for the second quarter of fiscal 2002 increased 25.6% from sales of $3.3 million for the second quarter of fiscal 2001. For the first six months of fiscal 2002 the Company reported sales of $7.1 million, 9.4% higher than sales of $6.5 million for the first six months of fiscal 2001. The increase was primarily due to incremental revenue from Diversified Software Industries, Inc. ("DSI").

Cost of sales of $1.5 million for the second quarter of fiscal 2002 resulted in a gross profit of 62.6%, compared to a gross profit of 62.4% for the same period of fiscal 2001. Cost of sales of $2.7 million for the first six months of fiscal 2002 resulted in a gross profit of 61.8%, compared to a gross profit of 59.2% for the same period of fiscal 2001. The increase in the Company's gross profit percentage in the second quarter of 2002 was primarily attributable to a change in mix of products sold.

Research and new product development expenses were $1.9 million, 45.8% of sales, and $3.7 million, 51.8% of net sales, for the second quarter and the six months ended March 31, 2002, respectively. For the same fiscal quarter and six month period of fiscal 2001, research and new product development expenses were $2.1 million, 63.5% of sales, and $3.6 million, 55.1% of sales, respectively. Research and new product development spending was consistent with same period spending last year; research and new product development as a percent of net sales was lower because net sales were higher in 2002 than in 2001.

Selling, general and administration expenses were $3.2 million and $1.9 million for the second quarter of fiscal 2002 and 2001, respectively, and $6.1 million and $3.8 million, for the first six months of fiscal 2002 and 2001, respectively. As a percentage of sales, selling, general and administration expenditures were 77.6% and 57.5% for the fiscal 2002 and 2001 second quarters, respectively, and 85.9% and 59.3% for the first six months of fiscal 2002 and 2001, respectively. The change in selling, general and administration expenses in fiscal 2002 are primarily attributable to an increase as a result of the acquisition of DSI, staffing to support the launch of e-Technician and costs associated with initial funding efforts.

The Company's operating loss for the second quarter of fiscal 2002 and 2001 was $2.5 million and $1.9 million, respectively. For the six months ended March 31, 2002 and March 25, 2001 the Company's operating loss was $5.4 million and $3.6 million, respectively. The increase in the operating loss was primarily due to the increase in selling, general and administrative expenses.

The Company's other income (expense) was ($3.6) million for the second quarter of fiscal 2002 compared to ($1.5) million in the second quarter of fiscal 2001. For the six months ended March 31, 2002 and March 25, 2001 other income (expense) was ($6.5) million and ($2.7), respectively. The increase in the Company's interest expense in 2002 compared to 2001 is primarily the result of increased debt required to fund operations and the development and sales efforts related to e-Technician.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002 the Company had a working capital deficit of $14.0 million compared to $13.2 million deficit at September 30, 2001. Net cash used in operating activities totaled $7.3 million and $5.1 million for the six months ended March 31, 2002 and March 25, 2001, respectively.

As of March 31, 2002, the Company had no material commitments for capital expenditures.

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

On September 21, 2001 the Company entered into an Amended Convertible Note Agreement with Sunrise and certain other participants, which included a member of the Company's management and certain members of the Allard-Nazarian Group, Inc. The Amended Convertible Note Agreement provides for a series of investment transactions: the Term D Financing ($5.0 million) and the Term E Financing ($3.0 million).

On September 21, 2001, the Company amended its credit facility agreement with a syndicate of banks. The terms of the modified agreement provide a $2,500,000 revolving line of credit and term notes which expire on June 30, 2002. As of March 31, 2002, there were $11,425,067 of borrowings outstanding under the agreement, consisting of $2,500,000 under the revolving line of credit and $8,925,067 of term notes. Interest on all borrowings is payable monthly at prime (4.75% at March 31, 2002)plus 3.5% from January 1, 2002 through March 31, 2002 and prime plus 4.0% thereafter.

On January 23, 2002, the Company entered into a second Amended Convertible Note Agreement with Sunrise and certain other participants, which included a member of the Company's management and certain members of the Allard-Nazarian Group, Inc. The Second Amendment to the Convertible Note Agreement provides for the issuance of additional convertible notes up to $6 million - the Term F Financing. The Company borrowed $3.5 million under this agreement during the second quarter of 2002 and an additional $1 million on April 5, 2002.

The Company intends to utilize the proceeds from the financing transaction under the Convertible Note Agreement to fund operations. The Company anticipates the need to either amend the existing credit facility or obtain additional financing to repay the remaining amounts outstanding under the credit facility when it expires in June 2002.

The Company has begun efforts to obtain funding to replace the existing bank facility and provide sufficient cash to support the Company until positive cash flow is achieved, which management believes will occur in early 2004 fiscal year. Management is working with investment banks and other advisors to investigate alternative funding sources and financing structures and is confident these efforts will prove successful. Implementation is targeted for the third quarter of 2002, however, the amount, structure, and timing of this financing is subject to external factors including market conditions, economic factors, and investor preferences that are beyond the control of the Company.

There can be no assurance that the Company will be successful in obtaining additional financing or amending the credit facility. If the Company is not successful in extending the credit facility or obtaining alternative financing to repay borrowings under the facility, management would consider all of the options then available, including a bankruptcy filing.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The prepartion of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The Company regularly reviews its estimates and assumptions, which are based on historical experience and on various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions.

The Company believes that the following critical accounting policies are affected by significant judgments and estimates used in the preparation of its consolidated financial statements.

The Company records estimated reductions to revenue for customer programs and incentive offerings, including special pricing agreements, promotions and other volume-based incentives. Allowances for doubtful accounts receivable are maintained for estimated losses resulting from the inability of customers to make required payments. Inventories are recorded at the lower of cost or market with expense estimates made for obsolescence or unmarketable inventory equal to the difference between the cost of inventories and their estimated market value based upon assumptions about future demand and market conditions. On an on-going basis, the Company monitors these estimates and records adjustments for differences between estimates and actual experience. Historically, actual results have not significantly deviated from those determined using these estimates.

The Company records the excess of purchase cost over the fair value of net tangible assets of acquired companies as acquired goodwill or other identifiable intangible assets. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," annually and when events and circumstances occur that may indicate impairment, management evaluates the recoverability of acquired goodwill and other intangible assets by comparing the carrying value of the asset to the associated projected undiscounted cash flows; management also considers business prospects, market trends and other economic factors in performing this evaluation. Based on this evaluation, there was no unrecorded impairment related to acquired goodwill or other intangible assets at March 31, 2002. If actual results or circumstances are less favorable than those forecasted by management, or if upon completion of the new impairment tests under SFAS No. 142, "Goodwill and Other Intangible Assets," the Company identifies an impairment, a future charge may be required. SFAS No. 142 will be effective for the Company beginning in fiscal 2003. Additional information regarding SFAS No. 142 is set forth in "Recent Accounting Pronouncements" Note in the Condensed Consolidated Financial Statements.

RECENT ACCOUNTING PRONOUNCEMENTS

In 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS 141 replaces Accounting Principles Board Opinion 16, "Business Combinations," and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 replaces Accounting Principles Board Opinion 17, "Intangible Assets." In accordance with SFAS No. 141 and 142, effective for the Company's fiscal year 2003, as a replacement to amortization of goodwill and intangible assets with indefinite lives, the Company will evaluate goodwill and intangible assets for impairment annually. The Company is currently reviewing these statements to determine their impact.

IN 2001, the FASB issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. SFAS 143 also provides accounting guidance for legal obligations associated with the retirment of tangible long-lived assets. SFAS 143 is effective for the Company's fiscal year 2003. The Company is currently reviewing the statement to determine its impact.

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

-12

ITEM 3.

Quantitative and Qualitative Disclosure About Market Risk

The Company has considered the provisions of Financial Reporting Release No. 48, "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." The Company had no holdings of derivative financial or commodity-based instruments at March 31, 2002. A review of the Company's other financial instruments and risk exposures at that date revealed that the Company had exposure to interest risk. At March 31, 2002 the Company has $11,425,067 of borrowings outstanding under its credit facility with a syndicate of banks. The Company performed a sensitivity analysis to assess these risks and concluded that the effects of hypothetical changes of 100 basis points in average interest rates would have an annual impact on interests costs of $114,251. The Company concluded that a change of this magnitude would not be expected to materially affect the Company's financial position, results of operations or cash flows.

NEXIQ TECHNOLOGIES, INC.

PART II - Other Information

Item 6. Exhibits and Reports on Form 8-K

        A. Exhibits

              None.

       B. Reports on Form 8-K

              None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

NEXIQ TECHNOLOGIES, INC.
(Registrant)

Dated: May 6, 2002	By:	/s/ Jack E. Schang Jack E. Schang President and Chief Operating Officer
Dated: May 6, 2002	By:	/s/ Kevin F. Kelly Kevin F. Kelly Vice President and Chief Financial Officer