Form 10-Q
period 2002-06-30
NEXIQ TECHNOLOGIES INC
filed 2002-08-14
CIK 881771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/XX/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

For the quarterly period ended June 30, 2002

OR

/__/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

For the transition period from ______________ to ______________

Commission file number: 0-19717

NEXIQ TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

New Hampshire	02-0218767
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6405 Nineteen Mile Road, Sterling Heights, MI    48314
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:     (586) 731-6410

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
Yes ___ No___

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of June 30, 2002
Common Stock, par value $.01	14,047,962 shares

NEXIQ TECHNOLOGIES, INC.

INDEX

PART I -FINANCIAL INFORMATION	Page No.

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets - June 30, 2002 and September 30, 2001	3

Condensed Consolidated Statements of Operations - Three Months Ended June 30, 2002 and June 24, 2001 - Nine months Ended June 30, 2002 and June 24, 2001	4

Condensed Consolidated Statemens of Stockholders' Deficit - Nine months Ended June 30, 2002	5

Condensed Consolidated Statements of Cash Flows - Nine months Ended June 30, 2002 and June 24, 2001	6

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3 Quantitative and Qualitative Disclosure About Market Risk	14

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	15

Statement Regarding Certification Pursuant to 18 U.S.C. 1350	15

SIGNATURES	16

NEXIQ TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2001	June 30, 2002 (unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,030,601	$974,576
Accounts receivable - net of allowance for doubtful accounts of $57,675 and $93,500, respectively	1,657,738	1,851,693
Inventories	844,768	968,502
Costs in excess of billings	113,564	—
Prepaid expenses and other current assets	469,975	372,506
Refundable income taxes	102,735	25,000

Total current assets	4,219,381	4,192,277

Property, Plant and Equipment at cost, less accumulated deprecation	1,626,038	1,456,617

Goodwill, less accumulated amortization	5,528,321	4,520,528
Debt issuance costs, less accumulated depreciation	2,166,171	1,543,994
Note receivable - net of allowance for doubtful accounts of $0 and $158,320, respectively	1,000,000	841,680
Other assets	94,814	90,263

Total assets	$14,364,725	$12,645,359

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Notes payable	$10,872,335	$12,425,067
Accounts payable	1,503,225	840,817
Accrued expenses	5,010,436	3,485,665

Total current liabilities	17,385,996	16,751,549

Convertible Notes Payable	17,931,649	32,346,003

Other Long-Term Liability	848,457	613,520

Stockholders' Deficit:
Common stock, $0.01 par value; authorized 75,000,000 Shares; issued and outstanding 11,629,819 and 14,047,962,respectively	116,298	140,480
Additional paid-in capital	36,283,795	40,789,498
Accumulated deficit	(58,201,470)	(77,995,691)

Total stockholders' deficit	(21,801,377)	(37,065,713)

Total liabilities and stockholders' deficit	$14,364,725	$12,645,359

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXIQ TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended

	June 24, 2001	June 30, 2002	June 24, 2001	June 30, 2002

Continuing Operations:
Net Sales	$3,379,359	$2,920,188	$9,848,837	$9,998,299
Cost of Goods Sold	1,367,668	1,449,653	4,006,764	4,154,738

Gross Profit	2,011,691	1,470,535	5,842,073	5,843,561

Operating Expenses:
Research and new product development	2.250,859	1,797,237	5,816,137	5,464,180
Selling, general and administration	2,194,216	3,084,531	6,029,883	9,160,297

Total Operating Expenses	4,445,075	4,881,768	11,846,020	14,624,477

Operating Loss	(2,433,384)	(3,411,233)	(6,003,947)	(8,780,916)

Other Income (Expense):
Interest expense	(1,839,354)	(4,436,712)	(4,637,800)	(10,750,835)
Other, net	40,699	(104,899)	96,558	(262,470)

Loss Before Income Taxes and cumulative effect of change in accounting principle	(4,232,039)	(7,952,844)	(10,545,189)	(19,794,221)
Income Tax Expense (Benefit)	—	—	—	—

Loss before cumulative effect of change in accounting principle	(4,232,039)	(7,952,844)	(10,545,189)	(19,794,221)

Cumulative Effect of Change in Accounting Principle	—	—	(1,605,000)	—

Net Loss	$(4,232,039)	$(7,952,844)	$(12,150,189)	$(19,794,221)

Earnings (Loss) Per Share:
Loss before cumulative effect of change in accounting principle	$(0.49)	$(0.57)	$(1.29)	$(1.53)
Cumulative Effect of Accounting Change	—	—	(0.20)	—

Net Loss	$(0.49)	$(0.57)	$(1.49)	$(1.53)

Weighted Average Common Shares	8,723,412	13,889,993	8,169,862	12,912,727
Effect of Dilutive Options	—	—	—	—

Adjusted Weighted Average Common Shares	8,723,412	13,889,993	8,169,862	12,912,727

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXIQ TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(unaudited)

For the Nine Months Ended June, 2002

	Common Stock $.01 Par Value
					Total
			Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)
	Shares	Amount

Balance
September 30, 2001	11,629,819	$116,298	$36,283,795	$(58,201,470)	$(21,801,377)

Sale of common stock net of issuance costs of $103,841	2,413,764	24,138	2,053,297	—	2,077,435
Sale of warrants to purchase common stock net of issuance costs of $30,298	—	—	644,587	—	644,587
Employee stock purchase plan	4,379	44	5,807	—	5,851
Non-cash compensation expense related to stock options	—	—	585,087	—	585,087
Effect of beneficial conversion	—	—	1,216,925	—	1,216,925
Net loss	—	—	—	(19,794,221)	(19,794,221)

Balance
June 30, 2002	14,047,962	$140,480	$40,789,498	$(77,995,691)	$(37,065,713)

The accompanying notes are an integral part of these consolidated financial statements.

NEXIQ TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	June 24, 2001	June 30, 2002
Cash Flows From Operating Activities:
Net loss	$(12,150,189)	$(19,794,221)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,677,209	8,026,210
Cumulative effect of change in accounting principle	1,605,000	—
Non-cash compensation	105,000	585,087
Other	5,919	158,320
Changes in current assets and liabilities net of effects of businesses divested:
Accounts receivable	166,669	(193,956)
Inventories	(516,500)	(123,734)
Cost in excess of billings	12,661	113,564
Prepaid expenses and other current assets	(353,716)	(395,243)
Accounts payable	(417,565)	(662,407)
Accrued expenses	1,146,861	2,581,486

Total adjustments	4,431,538	10,089,327

Net cash used in operating activities	(7,718,651)	(9,704,894)

Cash Flows From Investing Activities:
Proceeds from sale of businesses, net of expenses	5,550,572	—
Acquisitions of business, net of acquisition costs	150,167	—
Additions to property, plant and equipment	(368,143)	(407,239)

Net cash provided by (used in) investing activities	5,332,596	(407,239)

Cash Flows From Financing Activities:
Payments of notes payable	(5,111,352)	—
Proceeds from debt, net of debt issuance cost of $5,210,540 and $2,805,904, respectively.	4,789,460	7,194,097
Payments of other long-term liabilities	(226,294)	—
Proceeds from sale of warrants to purchase common stock and beneficial conversion feature	4,995,571	674,886
Proceeds from issuance of common stock	9,984	2,187,125

Net cash provided by investing activities	4,457,369	10,056,108

Net Increase (Decrease) in Cash and Cash Equivalents	2,071,314	(56,025)

Cash and Cash Equivalents, Beginning of Period	102,156	1,030,601

Cash and Cash Equivalents, End of Period	$2,173,470	$974,576

Supplemental Disclosure of Cash Information:
Interest paid	$977,643	$686,626
Supplemental Disclosure of Non-Cash Transactions:
Issuance of convertible notes in lieu of transction fee payments	—	$180,000
Issuance of convertible notes in lieu of interest payments	—	$4,571,195
Debt issuance cost accrued, not paid	—	$575,000

Non-cash Investing Activities:
Promissory note received in sale of business	$1,000,000	$—
1,714,285 shares of common stock issued to acquire business

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  BASIS OF PRESENTATION

The financial statements for the three months and nine months ended June 30, 2002 and June 24, 2001 are prepared in accordance with Rule 10-01 of Regulation S-X and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission (File No. 333-72391), which included financial statements for the year ended September 30, 2001.

Certain prior year amounts have been reclassified to conform to current year presentation.

The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full fiscal year.

2.  INVENTORIES

Inventory consists of:
	September 30,	June 30,
	2001	2002

Raw Materials	$618,538	$864,908
Finished Goods	226,230	103,594

Total	$844,768	$968,502

3.  NOTES PAYABLE

Notes Payable to Bank

On June 21, 2002, the Company amended its credit facility with a syndicate of banks to extend the term to October 31, 2002. As of June 30, 2002, borrowings outstanding under the credit agreement totaled $11,425,000, consisting of $2,500,000 under the revolving line of credit and $8,925,000 of term notes. Interest on all borrowings is payable monthly at prime (4.75% at June 30, 2002) plus 4.0%. In addition, deferred default interest continues to accrue on all borrowings at an annual rate of 2% above the existing rate. The credit facility is collaterialized by a priority lien on all the Company's existing and after-acquired real, personnel and intellectual propery, including a pledge of 100% of all the capital stock of all the Company's subsidiaries.

In connection with the amendment, the Company is obligated for amendment fees totaling $425,000 to be earned as follows: $75,000 on August 31, 2002; $100,000 on September 30, 2002; $125,000 on October 24, 2002, and $125,000 on October 31, 2002. The unearned portion of the amendment fee is subject to waiver if all the outstanding borrowings have been paid in full, the banks' commitments to make further loans to the Company have been terminated and no event of default has occurred on or before August 31, 2002, September 30, 2002 or October 24, 2002. The Company has recognized the full amount of the amendment fee as debt issuance costs that are being amortized as interest expense through October 31, 2002.

Convertible Note Agreement

On June 21, 2002, the Company entered into a third Amended Convertible Note Agreement with Sunrise. The Third Amendment to the Convertible Note Agreement provides for the issuance of Term G Bridge Notes of up to $3 million, which expire on November 30, 2002.

In the quarter ended June 30, 2002, the Company received $1.0 million in cash in connection with partial funding of the Term G Financing under the Convertible Note Agreement. The Term G Brige Note bears interest at an annual rate of prime plus 6.0% payable on the Term G maturity date.

Subsequent to June 30, 2002, the Company received $0.5 million in cash in connection with an additional partial funding of the Term G Financing under the Convertible Note Agreement. After this funding, the remaining funding available under the terms of the Term G Financing is $1.5 million.

4.  LONG-TERM DEBT

In the quarter ended June 30, 2002, the Company completed the Term F Financing under the Convertible Note Agreement. Under the terms of the Term F Financing, the Company received $2.5 million in cash in exchange for the following securities: 501,697 shares of common stock, warrants to purchase 285,714 shares of common stock at $1.75 per share and Term F Convertible Note with a principal value of $2.5 million. The Term F Convertible Note matures on July 31, 2003, bears interest at an annual rate of 10.75% payable in cash or in additional notes at the option of the Company. The Term F Convertible Note is convertible into common stock at the option of the holder or the Company, under certain conditions, at $1.75 per share.

The Company has allocated $653,173 of the proceeds from the Term E Financing and $563,752 of the proceeds from the Term F Financing to the beneficial conversion feature during the nine month period ended June 30, 2002. The beneficial conversion feature has been recorded in additional paid-in capital.

In accordance with EITF 00-27, the Company has allocated $2.5 million of the proceeds from the Term A Financing to the beneficial conversion feature resulting in a discount on the Term A Convertible Note. The beneficial conversion feature has been recorded in additional paid in capital. The resulting discount on the Term A Convertible Note has been fully amortized, since the debt is immediately convertible at the option of the holder. Consequently, the cumulative effect of a change in accounting principle has been reflected in the statement of operations for the nine-month period ended June 24, 2001.

5. LIQUIDITY

The Company intends to utilize the proceeds from financing transactions under the Convertible Note Agreement to fund operations. The Company needs to obtain additional financing to fund operations prior to the end of the 2002 fiscal year. The Company also needs to either amend the existing credit facility or obtain additional financing to repay the remaining amounts outstanding under the credit facility prior to its expiration in October 2002.

The Company is continuing its efforts to obtain financing to replace the existing bank facility and provide sufficient cash to support the Company until positive cash flow is achieved, which management believes will occur in the Company's 2004 fiscal year. Management is working with investment banks and other advisors to investigate alternative funding sources and financing structures. The availability, amount, structure, and timing of this financing is subject to external factors including market conditions, economic factors, and investor preferences that are beyond the control of the Company.

There can be no assurances that the Company will be successful in obtaining additional financing or amending the credit facility. If the Company is not successful in extending the credit facility or obtaining alternative financing to repay borrowings under the facility, management would consider all of the options then available, including a bankruptcy filing.

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

During the three and nine month periods ended June 30, 2002, options and warrants to purchase 10,369,193 and 9,527,756 shares of common stock, respectively, were outstanding and were not included in the computation of diluted EPS because the effect would have been anti-dilutive due to the Company's net loss for these periods. For the comparable three and nine month periods ended June 24, 2001, options and warrants to purchase 6,374,024 and 5,302,970 shares of common stock, respectively, were outstanding and were not included in the computation of diluted EPS because the effect would have been anti-dilutive due to the Company's net loss for these periods.

7.  RECENT ACCOUNTING PRONOUNCEMENTS

In 2001, the Financial Accounting Standards Board issued SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS 142 replaces Accounting Principles Board Opinion 17, "Intangible Assets." In accordance with SFAS No. 142, effective for the Company's fiscal year 2003, as a replacement to amortization of goodwill and intangible assets with indefinite lives, the Company will evaluate goodwill and intangible assets for impairment annually. The Company is currently reviewing the statement to determine its impact.

In 2001, the FASB issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirment obligation and its associated asset retirement cost. SFAS 143 also provides accounting guidance for legal obligations associated with the retirment of tangible long-lived assets. SFAS 143 is effective for the Company's fiscal year 2003. The Company is currently reviewing the statement to determine its impact.

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

ITEM 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and footnotes contained in the Company's Form 10-Q for the period ended June 30, 2002 and the Form 10-K for the year ended September 30, 2001, filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

Net sales of $2.9 million for the third quarter of fiscal 2002 decreased 13.6% from sales of $3.4 million for the third quarter of fiscal 2001. For the first nine months of fiscal 2002 the Company reported sales of $10.0 million, 1.5% higher than sales of $9.8 million for the first nine months of fiscal 2001. While the calendarization of sales was different by quarter, net sales for the first nine months of fiscal 2002 are essentially the equal to the same period of the prior year.

Cost of sales of $1.4 million for the third quarter of fiscal 2002 resulted in a gross profit of 50.4%, compared to a gross profit of 59.5% for the same period of fiscal 2001. Cost of sales of $4.2 million for the first nine months of fiscal 2002 resulted in a gross profit of 58.4%, compared to a gross profit of 59.3% for the same period of fiscal 2001. The decrease in the Company's gross profit percentage in the third quarter of 2002 was primarily attributable to a change in mix of products sold and increased discounts to stimulate sales in the weaker econimic environment.

Research and new product development expenses were $1.8 million, 61.5% of sales, and $5.5 million, 54.7% of sales, for the third quarter and the nine months ended June 30, 2002, respectively. For the same fiscal quarter and nine month period of fiscal 2001, research and new product development expenses were $2.3 million, 66.6% of sales, and $5.8 million, 59.1% of sales, respectively. Research and new product development spending was down from the same period last year reflecting reduced spending on outside engineering services.

Selling, general and administration expenses were $3.1 million and $2.2 million for the third quarter of fiscal 2002 and 2001, respectively, and $9.8 million and $6.0 million, for the nine months of fiscal 2002 and 2001, respectively. As a percentage of sales, selling, general and administrative expenditures were 105.6% and 64.9% for the fiscal 2002 and 2001 third quarters, respectively, and 91.6% and 61.2% for the nine months of fiscal 2002 and 2001, respectively. The changes in selling, general and administrative expenses in fiscal 2002 are primarily attributable to an increase as a result of the acquisition of DSI, staffing to support the launch of e-Technician and costs associated with the Company's efforts to obtain additional financing.

The Company's operating loss for the third quarter of fiscal 2002 and 2001 was $3.4 million and $2.4 million, respectively. For the nine months ended June 30, 2002 and June 24, 2001 the Company's operating loss was $8.8 million and $6.0 million, respectively. The increase in the operating loss was primarily due to the increase in selling, general and administrative expenses.

The Company's other income (expense) was ($4.5) million for the third quarter of fiscal 2002 compared to ($1.8) million in the third quarter of fiscal 2001. For the nine months ended June 30, 2002 and June 24, 2001 other income (expense) was ($11.0) million and ($4.5), respectively. The increase in the Company's interest expense in 2002 compared to 2001 is primarily the result of increased debt required to fund operations and higher costs associated with the bank debt for forbearance payments.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2002 the Company had a working capital deficit of $12.6 million compared to $13.2 million deficit at September 30, 2001. Net cash used in operating activities totaled $9.7 million and $7.7 million for the nine months ended June 30, 2002 and June 24, 2001, respectively.

As of June 30, 2002, the Company had no material commitments for capital expenditures.

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

On September 21, 2001, the Company entered into an Amended Convertible Note Agreement with Sunrise and other participants, which included a member of the Company's management and certain members of the Allard-Nazarian Group, Inc. The Amended Convertible Note Agreement provides for a series of investment transactions: the Term D Financing ($5.0 million) and the Term E Financing ($3.0 million).

On September 21, 2001, the Company amended its credit facility agreement with a synidicate of banks. The terms of the modified agreement provide a $2,500,000 revolving line of credit and term notes, which were to expire on June 30, 2002.

On June 21, 2002, the credit facility agreement was further modified to extend the term of the agreement to October 31, 2002. As of June 30, 2002, there were $11,425,067 of borrowings outstanding under the agreement, consisting of $2,500,000 under the revolving line of credit and $8,925,067 of term notes. Interest on all borrowings is payable monthly at prime (4.75% at June 30, 2002) plus 4.0%. In addition, all borrowings under this facility are accruing deferred default interest at an annual rate of 2%, payable at termination.

On January 23, 2002, the Company entered into a second Amended Convertible Note Agreement with Sunrise and certain other participants, which included a member of the Company's management and certain members of the Allard-Nazarian Group, Inc. The Second Amendment to the Convertible Note Agreement provides for the issuance of additional convertible notes up to $6 million - the Term F Financing. The Company borrowed $3.5 million under this agreement during the second quarter of 2002 and the remaining $2.5 million during the third quarter of 2002.

On June 21, 2002 the Company entered into a third Amended Convertible Note Agreement with Sunrise. The Third Amendment to the Convertible Note Agreement provides for the issuance of Term G Bridge Notes of up to $3 million, which expire on November 30, 2002. The Company borrowed $1 million under this agreement during the third quarter of 2002. Interest on all borrowings under the Term G Bridge Notes is prime plus 6%, payable upon termination of the loan.

The Company intends to utilize the proceeds from the financing transactions under the Convertible Note Agreement to fund operations. The Company needs to obtain additional financing to fund operations prior to the end of the 2002 fiscal year. The Company also needs to either amend the existing bank facility or obtain additional financing to repay the remaining amounts outstanding under the credit facility prior to its expiration in October 2002.

The Company is continuing its efforts to obtain financing to replace the existing bank facility and provide sufficient cash to support the Company until positive cash flow is achieved, which management believes will occur in 2004 fiscal year. Management is working with investment banks and other advisors to investigate alternative funding sources and financing structures. The availability, amount, structure, and timing of this financing is subject to external factors including market conditions, economic factors, and investor preferences that are beyond the control of the Company.

There can be no assurances that the Company will be successful in obtaining additional financing or amending the credit facility. If the Company is not successful in extending the credit facility or obtaining alternative financing to repay borrowings under the facility, management would consider all of the options then available, including a bankruptcy filing.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly reviews its estimates and assumptions, which are based on historical experience and on various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions.

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

The Company records the excess of purchase cost over the fair value of net tangible assets of acquired companies as acquired goodwill or other identifiable intangible assets. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," annually and when events and circumstances occur that may indicate impairment, management evaluates the recoverability of acquired goodwill and other intangible assets by comparing the carrying value of the asset to the associated projected undiscounted annual cash flows; management also considers business prospects, market trends and other economic factors in performing this evaluation. Based on this evaluation, there was no unrecorded impairment related to acquired goodwill or other intangible assets at June 30, 2002. If actual results or circumstances are less favorable than those forecasted by management, or if upon completion of the new impairment tests under SFAS No. 142, "Goodwill and Ohter Intangible Assets," The Company identifies an impairment, a future charge may be required. SFAS No. 142 will be effective for the Company beginning in fiscal 2003. Additional information regarding SFAS No. 142 is set forth below in the "Recent Accounging Pronouncements" Note in the Condensed Consolidated Financial Statements.

RECENT ACCOUNTING PRONOUNCEMENTS

In 2001, the Financial Accounting Standards Board issued SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS 142 replaces Accounting Principles Board Opinion 17, "Intangible Assets." In accordance with SFAS No. 142, effective for the Company's fiscal year 2003, as a replacement to amortization of goodwill and intangible assets with indefinite lives, the Company will evaluate goodwill and intangible assets for impairment annually. The Company is currently reviewing the statement to determine its impact.

In 2001, the FASB issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirment obligation and its associated asset retirement cost. SFAS 143 also provides accounting guidance for legal obligations associated with the retirment of tangible long-lived assets. SFAS 143 is effective for the Company's fiscal year 2003. The Company is currently reviewing the statement to determine its impact.

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

FORWARD LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "expects," "anticipates," "plans," "intends" and similar expresssions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, statements concerning management's belief that the Company will achieve positive cash flow in fiscal 2004 and the success of the Company's efforts to obtain additional financing. There are a number of important factors that could cause the results of the Company or its subsidiaries to differ materially from those indicated by such forward looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such foward-looking statements are market conditions, economic factors, and investor preferences. Readers should carefully review the risks described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak as of the date of this report only. The Company undertakes no obligation to publicly release any revisions to forward-looking statements or reflect events or circumstances after the date of this document.

ITEM 3.

Quantitative and Qualitative Disclosure About Market Risk

The Company has considered the provisions of Financial Reporting Release No. 48, "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." The Company had no holdings of derivative financial or commodity-based instruments at June 30, 2002. A review of the Company's other financial instruments and risk exposures at that date revealed that the Company had exposure to interest risk. At June 30, 2002, the Company had $11,425,067 of borrowings outstanding under its credit facility with a syndicate of banks and an additional $1,000,000 of borrowings under the Term G Bridge Note facility with Sunrise Capital Partners. The Company performed a sensitivity analysis to assess exposure to interest rate movements relative to this debt. A hypothetical change of 100 basis points in average interest rates would have an annual impact on interests costs of $124,250. The Company concluded that a change of this magnitude would not be expected to materially affect the Company's financial position, results of operations or cash flows.

NEXIQ TECHNOLOGIES, INC.

PART II - Other Information

Item 6.	Exhibits and Reports on Form 8-K

A. Exhibits

None.

B. Reports on Form 8-K

None.

Statement Regarding Certification Pursuant to 18 U.S.C. 1350

Certifications by the Company's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 accompanied this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

NEXIQ TECHNOLOGIES, INC.
(Registrant)

Date: August 14, 2002	By:/s/Jack E. Schang Jack E. Schang President and Chief Operating Officer

Date: August 14, 2002	By:/s/Kevin F. Kelly Kevin F. Kelly Vice President and Chief Financial Officer